Form 10-Q
period 2011-07-31
AUTHENTIC TEAS INC.
filed 2011-09-23
CIK 1523486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 333-175003

AUTHENTIC TEAS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1221102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1801-1 Yonge Street, Toronto, Ontario M5E 2A3 Canada
(Address of principal executive offices) (zip code)

416.306.2493
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [    ]  No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

4,011,600 common shares issued and outstanding as of September 23, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended July 31, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our April 30, 2011 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our April 30, 2011 annual audited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2011	2011
ASSETS
Current assets:
Cash	$5,309	$8,973
Accounts receivable	163	163
Inventory	4,379	5,519
Prepaid expenses and deposits	1,000	-

Total current assets	$10,851	$14,655
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,468	$2,607
Related party loan	10,500	10,500

Total current liabilities	24,968	13,107

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,011,600 shares issued and outstanding	4,012	4,012
Additional paid in capital	11,888	11,888
Deficit accumulated during development stage	(30,017)	(14,352)
Total stockholders’ equity (deficit)	(14,117)	1,548

Total liabilities and stockholders’ equity (deficit)	$10,851	$14,655

See summary of accounting policies and notes to unaudited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

		July, 8	July, 8
	Three months	2010 (Date of	2010 (Date of
	ended	Inception) to	Inception) to
	July 31,	July 31,	July 31,
	2011	2010	2011
Revenue	$3,128	-	$7,785
Cost of Sales	1,140	-	4,208

Gross margin	1,988	-	3,577

Expenses:
General and administrative expenses	17,653	256	33,594

Net loss	$(15,665)	(256)	$(30,017)

Basic and diluted net loss per common share	$(0.00)	-	-

Weighted average number of common shares outstanding	4,011,600	-	-

See summary of accounting policies and notes to unaudited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three	July, 8	July, 8
	months	2010 (Date	2010 (Date of
	ended	of Inception) to	Inception) to
	July 31,	July 31,	July 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net Loss	$(15,665)	$(256)	$(30,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-		(163)
Inventory	1,140		(4,379)
Prepaid expenses and deposits	(1,000)		(1,000)
Accounts payable	11,861		14,468

Net cash used in operating activities	(3,664)	(256)	(21,091)

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	-	15,900
Proceeds from related party loan	-	2,000	10,500
Cash provided by financing activities	-	2,000	26,400

Net change in cash	(3,664)	1,744	5,309

Cash, Beginning of Period	8,973	-	-

Cash, End of Period	$5,309	$1,744	$5,309

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See summary of accounting policies and notes to unaudited financial statements.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Note 1 — Basis of Preparation

The accompanying unaudited interim financial statements of Authentic Teas Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Passport Arts Inc. S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form S-1 have been omitted.

Note 2 — Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and may continue to incur, losses from operations. The Company will also require additional capital to finance the further development of its business operations and to finance inventory and working capital.

The Company may therefore need to seek additional capital through other issuances of our equity securities, strategic collaborations, grant funding, or any other means we deem appropriate. There is no assurance that such capital will be available on acceptable terms or at all. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

In the event the Company is unable to successfully sustain and increase product sales and obtain additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, if the Company determines it will not be able to obtain the necessary financing to address its working capital needs for a reasonable period into the future, it may pursue alternative paths forward for the Company. These paths could include, but not be limited to, sale of the Company or its assets, merger, organized wind-down, going private/dark, fundamental shift in its strategic plan (e.g. abandon commercialization strategy and focus exclusively on licensing), bankruptcy, etc.

The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 — Related Party Loans

As of July 31, 2011, the Company owes $10,500. Of the total outstanding $8,500 is payable to the President of the Company and $2,000 is payable to Director and CFO. The loan payables are unsecured, non-interest bearing and have no specific terms for repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes ”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

  Our business plans,

  Our ability to raise additional finances,

  Our anticipated future marketplaces, and

  Our anticipated sales and marketing strategy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  Our ability to continue as a going concern,

  General economic and business conditions,

  Our lack of operating history,

  Our dependence on a sole manufacture and distributor to produce our products,

  Our brand and reputation may be damaged, and

  The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us” “our” and “Authentic Teas” mean Authentic Teas Inc., a Nevada corporation. Unless otherwise stated, “$” refers to United States dollars.

Corporate Overview

Corporate History

We were incorporated under the laws of the State of Nevada on July 8, 2010. We are a specialty retailer of premium loose-leaf teas. We currently offer our seven different types of teas through our online store www.authentic-teas.com. Our initial focus will be to market directly to consumers through our online store. Our long-term goal is to start supplying specialty supermarkets with our teas.

Current Business

We have entered into a 5-year agreement with the largest herbal tea producer in Armenia: HAM Ltd. Co (“HAM”). We do not have the exclusive right to distribute HAM’s products in North America and HAM has no obligation to supply us with their products. HAM may not continue to supply us with our tea products or HAM may start to supply our competitors with tea products.

We reach our customers through Google Adwords campaigns and advertising directly on tea related websites and Facebook. We also target the world-wide Armenian diaspora through community websites and direct email campaigns.

Our Teas

Currently, the seven tea varieties offered by us are as follows:

Tea	Ingredient(s)	Organic
Wild Mint	100% wild crafted mountain mint	Yes
Armenian Blend	High mountain wild thyme and finely cut linden flowers	Yes
Aroma of Armenia	Wild cherry leaves, wild mint and Armenian chrysanthemum	Yes
Orient Blend	Roasted wheat, wild oregano, wild time, wild mint, cinnamon, clove and elder flowers	Yes
Mountain Melody	Armenian oregano, wild thyme and elderflowers	Yes
Pomegranate Tea	Pomegranate flowers, rose petals and hibiscus flowers	No
Ani Blend	Wild oregano, wild cherry leaves, hibiscus and black currant leaves	Yes

Herbs such as oregano, mint, thyme, and many more are abundant in Armenian. All our teas are wild-harvested from the alpine regions of Armenia. Blending ancient and modern methods, we have derived our teas from traditional medieval Armenian manuscripts, which we believe have been refined for contemporary palates and health benefits.

Our teas are wild-crafted, meaning the herbs are harvested sustainably in the wild and then processed entirely by hand. The tea crafting takes place in indigenous village areas, where most of the economic benefits generated are returned to local artisans, which helps ensure that a lifestyle and culture steeped in two thousand years of tradition can continue.

Skilled harvesting is the first step in producing an outstanding herbal tea, thus HAM begins rigorous quality control at this stage of the tea crafting process. Harvesters are carefully trained in herb collection and handling techniques in accordance with ancient Armenian traditions for tea crafting.

Due to popular demand, we recently developed a new product called the Highlands Sampler with smaller 15g (as opposed to our regular 50g) pouches with all seven teas in a gift box. The Highlands Sampler is our biggest seller as well as our most profitable item.

Packaging

We believe that effective packaging design is essential in premium product categories, as consumers equate distinctive packaging with a higher quality product. HAM has previously tried to sell its teas in North America but we believe our packaging is improved from the packaging HAM used. To improve the packaging, we have commissioned an entirely new brand identity (including logo, visuals and a distinguishing style). We designed and produced a new line of contemporary, bilingual (French/English) 50g pouches made of textured rice paper. A band window across the front portion of the bag allows consumers to have a sneak peek of the product. Other important features are the closable zip top and stand-up capabilities to enhance display options for retailers.

Organic

We believe that the economic challenges faced by Armenia after establishing its independence from the Soviet Union have had a surprisingly positive impact on its environment and contribute directly to the availability of its high-quality teas. We believe that fertilizer and pesticide use was halted in some areas and scaled back in other regions due to its high prices. At the same time, a sharp drop in industrial activity, while detrimental to the economy, resulted in environmental improvements of both airshed and water supply. Four of our seven teas have now been certified 100% organic, two are certified “made with organic ingredients” and only one tea lacks any organic credentials. We work with EcoGlobe LLC, the only organic certifier in Armenia recognized by the United States and Canadian governments, to have each tea certified.

Our Supply

We have entered into a 5-year agreement with the largest herbal tea producer in Armenia: HAM. We do not have the exclusive right to distribute HAM’s products in North America and HAM has no obligation to supply us with their products. We cannot guarantee that HAM will continue to supply us with our tea products or that HAM will not supply our competitors with tea products. HAM had previously sold teas directly to consumers in North America but was unsuccessful primarily due to the high shipping costs to North American consumers. Currently HAM has cancelled its consumer program and redirects consumers to our website. HAM is currently our only supplier of tea products.

HAM has agreed that the products it ships must meet:

  the Specifications Act for the Bureau of Standardization of the Republic of Armenia, regulated by DP 3721991.1814-99, dated 12/07/1999 and which shall not contradict the requirements in force for a similar product in the country of our company; and

  products designated as Organic by the Organic Certification body in the Republic of Armenia, must be recognized as such by the United States (USDA) and by the Canadian Food Inspection Agency.

Conventional tea trading involves many players including tea estate holders, outgrowers, small holders, auction markets and factory-based processors. We purchase directly from our supplier bypassing conventional tea auctions and markets which many of our competitors rely upon. In conventional tea production, the typical supply chain timeline from harvesting leaves through processing to supermarket shelf is approximately 20 to 30 weeks. Our operational structure allows for this timeline to be shortened to as little as 4 weeks. Product quality for premium tea is significantly negatively impacted by lengthy timelines as teas degrade in taste and aroma over time. We believe that achieving timeline efficiencies help differentiate our tea’s quality and unique production approach from that of our competitors.

The unique nature of our product offerings limits supplier options. At this time, we are limited to working with one supplier; however we may obtain additional suppliers in the future.

Armenia

Our future operations could be adversely affected by various factors including changes in Armenia’s political or economic conditions. The political system of Armenia is currently stable with four political parties populating its emerging democratic landscape. Armenia has a functioning market economy.

Armenia has joined numerous international organizations including the United Nations, World Trade Organization, the Council of Europe, La Francophonie and many others.

Externally, the availability of only two export routes out of Armenia means the closing of borders or other trade restrictions imposed by Armenia’s neighbors are an operational risk. Although landlocked, Armenia maintains positive relations with Iran and Georgia through which many of its exports travel. The borders with its two other neighboring countries, Turkey and Azerbaijan, remain closed. We cannot guarantee that we will be able to get our products out of Armenia.

Plan of Operation

We were incorporated in the State of Nevada on July 8, 2010. We are a specialty retailer of premium loose-leaf teas. We currently offer our seven different types of teas through our online store www.authentic-teas.com. Our initial focus will be to market directly to consumers through our online store. Our goal is to start supplying specialty supermarkets with our teas.

We have entered into a 5-year agreement with the largest herbal tea producer in Armenia: HAM Ltd. Co (“HAM”). We do not have the exclusive right to distribute HAM’s products in North American and HAM has no obligation to supply us with their products. We cannot guarantee that HAM will continue to supply us with our tea products or that HAM will not supply our competitors with tea products. HAM is currently our only supplier of tea products.

Armenia is currently blockaded on two of its four borders by Azerbaijan and Turkey. This situation is a result of a territorial dispute between Armenia and Azerbaijan leading to the Nagorno-Karabakh War (1988–1994). Although Russia, France and the United States are currently attempting to broker an end to this crisis, we believe that this dispute may continue. We believe that this blockade has severely hurt the Armenia economy. If war restarts, our supplies may be interrupted indefinitely. If we cannot obtain our supplies, we will be unable to implement our business plan.

We depend on Canada Post to deliver our products. Canada Post recently experienced a labor strike. Our operations were briefly interrupted by this labor strike. Other courier services like Fedex or UPS are considerably more expensive. Any further disruptions to Canada Post’s business will impact our ability to ship our products, which will cause our financial results to suffer. Further, if Canada Post raises their shipping rates, the cost of shipping our products would increase, which would force us to either increase the selling price of our products or reduce our margin, both of which will have a negative impact on our financial results.

The US dollar is the agreed upon currency between our company and our supplier. If the US dollar continues to weaken against other currencies, the product will become more expensive to import forcing us to either increase the selling price or reduce our margin, both of which will have a negative impact on our financial condition. Due to our large profit margins, we do not believe that inflation will have any impact on our net sales or income from continuing operations.

We have not made any material or significant accounting estimates or assumptions.

Milestones

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Action Required	Completion Date	Approximate Cost
Purchase Tea	Purchase additional tea products	October 2011	$5,000
Sell out our current inventory (before October 2011 order)	Continue advertising on Adwords and Facebook as well as advertise directly on relevant sites	November 2011	$4,000
Develop 4 to 6 new blends	Gauge customer comments and tweak existing blends and develop new ones	April 2012	$3,000
Attend World Tea Expo in Las Vegas	Create a booth and reserve space	June 2012	$5,000
Place products in specialty supermarkets	Contact and make presentations to buyers	February 2012	$3,000
Develop Spanish and French website	Translation of websites and increase geographical scope of Adwords and Facebook campaigns	February 2012	$5,000
Purchase Tea(1)	Purchase additional tea products	April 2012	$5,000
Sell out our October 2011 order(2)	Implement business plan as described above	June 2012	$0.00
Get organic accreditation from IFOAM, the worldwide umbrella organization for the organic agriculture movement	Make relevant presentations to IFOAM authorities for accreditation	June 2012	$3,000
Increase frequency of PR campaigns	Develop new PR campaigns promoting each of the milestones indicated above and send to media	June 2012	$3,000

(1)

This milestone is dependent on our selling through of our October 2011 order of tea (the “October Order”). If we are unable to sell through the October Order by June 2012, we will delay the purchase of additional products until such time as we have sold through our October Order. If we are able to sell through the October Order before June 2012, we anticipate we may complete this milestone sooner.

(2)

We may be unable to sell through the October Order by June 2012 due to many reasons including (1) our inability to raise additional funds and implement our business plan, (2) the inability of our sole supplier to supply the October Order, (3) changes to consumer preferences and in economic conditions, (4) negative effects to our brand and reputation, (5) increased competition from our competitors, and (6) the risks in the section entitled “Risk Factors,” beginning on page 13.

If our revenues are insufficient, we anticipate the other milestones will be financed by shareholders or by management. We do not currently have any formal arrangement in place with any of our shareholders or management and we may be unable to obtain additional funds. The purchase of additional inventory will take priority over all other milestones. Other than attending the World Tea Expo, if we are unable to obtain additional funds, we plan to delay all of our milestones, other than the purchase of additional products, until we have the funds necessary to complete the next milestone. If we do not have the required funds to attend the World Tea Expo in June 2012, we anticipate delaying that milestone until June 2013, being the next date of the World Tea Expo. If we delay our milestones, we anticipate that we would have decreased sales, which may have a material adverse effect on our business, results of operations and financial condition. The impact on our business, results of operations and financial condition may be greater the longer our milestones are delayed.

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Our operating results for the three month periods ended July 31, 2011 and for the period from July 8, 2010 (date of inception) to July 31, 2011 are summarized as follows:

	Three Month Period Ended July 31, 2011 ($)	July 8, 2010 (date of inception) to July 31, 2011 ($)
Revenue	3,128	7,785
Cost of Sales	1,140	4,208
Expenses	17,653	33,594
Net Loss	(15,665)	(30,017)

Revenue and Cost of Sales

During the period ended July 31, 2011, we generated revenues of $3,128 with cost of sales of $1,140, resulting in gross margin of $1,988, compared to generating revenues of $7,785 with cost of sales of $4,208, resulting in gross margin of $3,577 for the period from July 8, 2010 (date of inception) to July 31, 2011. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions

Expenses

During the three month period ended July 31, 2011, we incurred expenses of $17,653, entirely consisting of general and administrative expenses, compared to incurring expenses of $33,594 for the period from July 8, 2010 (Date of Inception) to July 31, 2011. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

Our supplier has agreed to keep the prices charged to us the same in the short term. However, due to the weakening US dollar, they have forewarned us that they may increase their prices next year. The weakening US dollar also puts us at a disadvantage when we buy Canadian dollars with our US dollar revenue to pay our expenses.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

Working Capital

Our working capital results as at July 31, 2011 and April 30, 2011 are summarized as follows:

	As at July 31, 2011 ($)	As at April 30, 2011 ($)
Current assets	10,851	14,655
Current liabilities	24,968	13,107
Working capital (deficiency)	(14,117)	1,548

As at July 31, 2011, we had cash of $5,309 and working capital deficiency of $14,117, compared to cash of $8,973 and working capital of $1,548 as at April 30, 2011. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $83,500 to fund our operating expenditures for the next twelve month period, as follows:

Legal, audit and accounting fees	$40,000
Transfer agent and registrar fee	2,000
Implement Business Plan	36,000
Rent	1,500
Miscellaneous	4,000
Total	$83,500

As of July 31, 2011, we had working capital deficiency of $14,117. Hence, we anticipate that we will require $97,617 additional funds to implement our business plan for the next twelve months.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity financing and loans from our directors, provided that such funding continues to be available to our company. We plan to continue to seek additional funds from our directors to fund our day-to-day operations until equity financing can be pursued. We have no guarantee that our directors will continue to fund our day-today operations. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Cash Flow

Our cash flow for the three month periods ended July 31, 2011 and for the period from July 8, 2010 (date of inception) to July 31, 2011 is summarized as follows:

	Three Month Period Ended July 31, 2011 ($)	July 8, 2010 (date of inception) to July 31, 2011 ($)
Cash used in operating activities	3,664	21,091
Cash provided by investing activities	-	-
Cash provided by financing activities	-	26,400
Net increase (decrease) in cash and cash equivalents	(3,664)	5,309

Cash Flow Used in Operating Activities

The decrease in cash used in operating activities during the three months ended July 31, 2011 as compared to the period from July 8, 2010 (date of inception) to July 31, 2011 was related to the reduction of start-up costs that were accrued in the earlier period.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the three months ended July 31, 2011 or for the period from July 8, 2010 (date of inception) to July 31, 2011.

Cash Flow Provided by Financing Activities

The decrease in cash flow provided by financing activities was primarily related to those funds not being required as legal and auditing fees for the three month period ending July 31, 2011 were not due.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer and principal accounting officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were ineffective.

Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, including our principal executive officer and our principal financial officer and principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at July 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated With Our Financial Condition

The fact that we have generated minimal revenues since our inception raises substantial doubt about our ability to continue as a going concern.

We have generated minimal revenues since our inception on July 8, 2010. Since we are still in the early stages of operating company and because of the lack of operating history, we will, in all likelihood, continue to incur operating expenses with minimal revenues for the foreseeable future.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $30,017 for the period from July 8, 2010 (date of inception) to July 31, 2011. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is depending upon our ability to generate future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will continue to incur operating expenses with minimal revenues for the foreseeable future. We cannot assure that we will be able to generate enough sales through our website to obtain significant revenues. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our commons stock.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $97,617. We estimate we require $83,500 additional funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Risk Associated with our Business

We have only one office and if we encounter difficulties associated with our office or if it were forced to shut down for any reason, we could face shortages of inventory that would have a material adverse effect on our business operations.

Our only office is located in Toronto, Ontario, Canada. This office currently supports our entire business. All of our teas are shipped to this office from our vendor and then shipped from our office to our e-commerce customers. Our success depends on the timely and frequent receipt of merchandise by our e-commerce customers. The efficient flow of such merchandise requires that we have adequate capacity at our office to support our current level of operations and the anticipated increased levels that may follow from our growth plans. If the operation of our office were to be disrupted or if it were to shut down for any reason or its contents were to be destroyed or damaged, including due to fire, severe weather or other natural disaster, we could face shortages of inventory, resulting in “out-of-stock” conditions, and would incur additional cost to replace any destroyed or damaged product. Such an event may negatively impact our sales and may cause us to incur significantly higher costs and longer lead times associated with delivering products to e-commerce customers. This could have a material adverse effect on our business and harm our reputation.

Because our business is highly concentrated on a single, discretionary product category, premium loose-leaf teas, we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists of developing, sourcing, marketing and selling premium loose-leaf teas. Consumer preferences often change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate United States consumers on the many positive attributes of tea, anticipate shifts in consumer tastes and help drive growth of the overall United States tea market. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium looseleaf teas would also have a material adverse effect on our results of operations.

Consumer purchases of specialty retail products, including our products, are historically affected by economic conditions such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, tax rates, fuel prices and the level of consumer confidence in prevailing and future economic conditions. These discretionary consumer purchases may decline during recessionary periods or at other times when disposable income is lower. In addition, increases in utility, fuel, commodity price and corporate income tax levels could affect our cost of doing business, including transportation costs of our third-party service providers, causing our suppliers and such service providers to seek to recover these increases through increased prices charged to us. Our financial performance may become susceptible to economic and other conditions in regions or states where our tea is shipped. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

Our success depends, in part, on our ability to source, develop and market new varieties of loose-leaf teas that meet our high standards and customer preferences.

We currently offer seven varieties of loose-leaf teas. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas that both meet our standards for quality and appeal to customers’ preferences. Failure to innovate, develop, source, market and price new varieties of tea that consumers want to buy could lead to a decrease in our sales and profitability.

We may experience negative effects to our brand and reputation from real or perceived quality or health issues with our teas, which could have an adverse effect on our operating results.

We believe our customers rely on us to provide them with premium loose-leaf teas. Concerns regarding the safety of our teas or the safety and quality of our supply chain could cause shoppers to avoid purchasing certain products from us or to seek alternative sources of tea, even if the basis for the concern has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving our teas could discourage consumers from buying our teas and have an adverse effect on our brand, reputation and operating results.

Furthermore, the sale of tea entails a risk of product liability claims and the resulting negative publicity. Tea supplied to us may contain contaminants that, if not detected by us, could result in illness or death upon their consumption. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future.

We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recall could, individually and in the aggregate, be significant in any given fiscal year. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our teas and have a negative impact on our future sales and results of operations.

Any loss of confidence on the part of our customers in the safety and quality of our teas would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of premium loose-leaf teas and could significantly reduce our brand value. Issues regarding the safety of any teas sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

A shortage in the supply, a decrease in quality or an increase in the price of teas as a result of weather conditions, earthquakes, crop disease, pests or other natural or manmade causes outside of our control could impose significant costs and losses on our business.

The supply and price of tea is subject to fluctuation, depending on demand and other factors outside of our control. The supply, quality and price of our teas can be affected by multiple factors in Armenia, including political and economic conditions, civil and labor unrest, adverse weather conditions, including floods, drought and temperature extremes, earthquakes, tsunamis, and other natural disasters and related occurrences. In extreme cases, entire tea harvests may be lost.

Armenia has in recent years suffered significant political and economic instability. These factors can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

We may have difficulty exporting our tea out of Armenia as it currently has only two export routes. The closing of either of these export routes would likely delay and increase the cost of our shipments. As we have closely associated our brand with teas from Armenia, our failure to obtain teas from Armenia may have a material adverse effect on our business, results of operations and financial condition.

Tea may be vulnerable to crop disease and pests, which may vary in severity and effect. The costs to control disease and pest damage vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such conditions will continue to be effective. These conditions can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

Because we rely on HAM Ltd. Co (“HAM”) to produce our teas, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

Currently, we rely on HAM as our sole supplier to supply us with our teas on a continuous basis. Our financial performance depends in large part on our ability to purchase tea in sufficient quantities at competitive prices from HAM. We have a five year agreement with HAM. HAM may not decide to renew our agreement. We do not have the exclusive right to distribute HAM’s products in North American and HAM has no obligation to supply us with their products. HAM may decide to stop supplying us with our tea products or HAM may decide to supply our competitors with teas. If HAM stops supplying us or starts supplying our competitors with tea products, our business, financial condition and results of operations may be harmed.

Events that adversely affect HAM could impair our ability to obtain inventory in the quantities that we desire. Such events include difficulties or problems with our vendors’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters or other catastrophic occurrences.

If we experience significant increased demand for our teas or need to replace HAM, there can be no assurance that additional suppliers, supplies or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any vendor would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality requirements. Even if HAM is able to expand their capacity to meet our needs or we are able to find new source of supply, we may encounter delays in production, inconsistencies in quality and added costs. Any delays, interruption or increased costs in the supply of loose-leaf teas could have an adverse effect on our ability to meet customer demand for our products and result in lower net sales and profitability both in the short and long term.

We may face increased competition from other tea and beverage retailers, which could adversely affect us and our growth plans.

As we continue to drive growth in our business, our success, combined with relatively low barriers to entry, may encourage new competitors to enter the market. The financial, marketing and operating resources of some of these new market entrants may be greater than our own. We must spend significant resources to differentiate our customer experience, which is defined by a wide selection of premium loose-leaf teas. Despite these efforts, our competitors may still be successful in attracting our customers.

Our ability to source our teas profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

All of our loose-leaf teas are currently grown outside of North America. The United States and Canada have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of teas available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates may affect the price we pay to HAM.

The exchange rate between the Canadian or United States dollar to the Dram, the currency used in Armenia, may have a significant, and potentially adverse, effect on the price we pay HAM. We currently pay HAM in United States dollars. If the United States dollar weakens against the Dram, the price we pay to HAM will be increased, which may have a negative effect on our operating results.

We may not be able to protect our intellectual property adequately, which could harm the value of our brand and adversely affect our business.

We believe that our brand is important to our success and our competitive position, however we currently do not have any registered trademarks. We believe that we will be unable to trademark our name because it is too generic to register for trademark protection. We believe that we may be able to apply for trademark protection for our logo. If we are unable to register our trademarks in the future or that protection is inadequate for future products, our business may be materially adversely affected.

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. Any future trademark rights and related registrations we may have may be challenged in the future and could be canceled or narrowed. Our failure to protect our trademarks could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause customer confusion, negatively affect customers’ perception of our brand and products, and adversely affect our sales and profitability. Moreover, intellectual property proceedings and infringement claims could result in a significant distraction for management and have a negative impact on our business.

We rely on third parties to ship our products.

We depend on Canada Post to deliver our products. Canada Post recently experienced a labor strike. Our operations were briefly interrupted by this labor strike. Other courier services like Fedex or UPS are considerably more expensive. Any further disruptions to Canada Post’s business may impact our ability to ship our products, which may cause our financial results to suffer. Further, if Canada Post raises their shipping rates, the cost of shipping our products would increase, which would force us to either increase the selling price of our products or reduce our margin, both of which will have a negative impact on our financial results.

Risks Associated with Our Management

Our executive officers devote only part time efforts to our business which may not be sufficient to successfully develop our business.

The amount of time which each of our executive officers devote to our business is limited. Hrant Isbeceryan, our Chief Executive Officer, and David Lewis Richardson, our Chief Financial Officer, currently devote approximately 40% each, of their working time to our company. All of our executive officers have other business interests. While we expect them to increase the percentage of the working time they devote to our company if our operations increase, the amount of time which they devote to our business may not be sufficient to fully develop our business. In addition, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with our executive officers as to how they allocate either their time to our company or how they handle corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

Our senior management has never managed a public company.

The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our senior management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The loss of the services of our executive officers would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officers. We only have two employees: Hrant Isbeceryan, our Chief Executive Officer, and David Lewis Richardson, our Chief Financial Officer. They handle all of the responsibilities in the area of corporate administration and business development. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or any of our directors or officers.

Because Hrant Isbeceryan, our Chief Executive Officer, and one of our directors, controls a large percentage of our common stock, he has the ability to influence matters affecting our stockholders.

Hrant Isbeceryan, our Chief Executive Officer and one of our directors, beneficially owns 62.3% of our issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Isbeceryan could result in management making decisions that are in his best interest and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Risks Associated with Our Common Stock

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock in this offering.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

Our common stock has never been traded and, if a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline after the offering. If this happens, investors may have difficulty selling their shares and may not be able to sell their shares at all.

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results;

  changes in market valuations of similar companies;

  announcements by us or our competitors of significant new products;

  the inability to obtain our teas; and

  the loss of key management or personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities that have been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Because we can issue additional shares of our common stock or preferred stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of September 23, 2011, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.1	Agreement with Authentic Teas Inc. and HAM Ltd. Co. dated June 14, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.2	Lease Agreement between Authentic Teas Inc. and 107684 Canada Inc. dated July 30, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.3	Form of Subscription Agreement for $0.001 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.4	Form of Subscription Agreement for $0.01 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.5	Form of Subscription Agreement for $0.25 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL INSTANCE DOCUMENT
101. SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101. CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101. DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101. LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101. PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIC TEAS INC.

By:

/s/ Hrant Isbeceryan
Hrant Isbeceryan
President and Director
(Principal Executive Officer)
Date: September 23, 2011

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 23, 2011