Form 10-Q
period 2011-10-31
AUTHENTIC TEAS INC.
filed 2011-12-14
CIK 1523486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
4,011,600 common shares issued and outstanding as of December 12, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended October 31, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our April 30, 2011 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our April 30, 2011 annual audited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2011	2011

ASSETS

Current assets:
Cash	$4,553	$8,973
Accounts receivable	163	163
Inventory	4,048	5,519
Prepaid expenses and deposits	2,045	-

Total current assets	$10,809	$14,655

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )

Current liabilities:
Accounts payable	$24,786	$2,607
Related party loan	31,650	10,500

Total current liabilities	56,436	13,107

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 100,000,000 shares Authorized, none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,011,600 shares issued and outstanding, respectively	4,012	4,012
Additional paid in capital	11,888	11,888
Deficit accumulated during development stage	(61,527)	(14,352)
Total stockholders’ equity (deficit)	(45,627)	1,548
Total liabilities and stockholders’ equity (deficit)	$10,809	$14,655

See summary of accounting policies and notes to unaudited financial statements.

F-1

AUTHENTIC TEAS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

				July 8, 2010	July 8, 2010
	Three months	Three months	Six months	(Date of	(Date of
	ended	ended	ended	Inception) to	Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010	2011
Revenue	$752	$-	$3,880	$-	$8,536
Cost of Sales	331	-	1,471	-	4,539

Gross margin	421	-	2,409	-	3,997

Expenses:
General and administrative expenses	31,994	6,316	49,583	6,571	65,524

Net loss	$(31,573)	$(6,316)	$(47,175)	$(6,571)	$(61,527)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	4,011,600	3,385,714	4,011,600	3,253,043

See summary of accounting policies and notes to unaudited financial statements.

F-2

AUTHENTIC TEAS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

		July 8, 2010	July 8, 2010
		(Date of	(Date of
	Six months ended	Inception) to	Inception) to
	October 31, 2011	October 31, 2010	October 31, 2011
Cash Flows From Operating Activities:
Net loss	(47,175)	(6,571)	(61,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	-	(163)
Inventory	1,471	(710)	(4,048)
Prepaid expenses and deposits	(2,045)	-	(2,045)
Accounts payable	22,179	2,658	24,786

Net cash used in operating activities	(25,570)	(4,623)	(42,997)

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	13,000	15,900
Proceeds from related party loan	21,150	3,500	31,650
Cash provided by financing activities	21,150	16,500	47,550

Net change in cash	(4,420)	11,877	4,553

Cash, Beginning of Period	8,973	-	-

Cash, End of Period	4,553	11,877	4,553

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Interest taxes paid	$-	$-	$-

See summary of accounting policies and notes to unaudited financial statements.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1 — Basis of Preparation

The accompanying unaudited interim financial statements of Authentic Teas Inc. (“we”, “our”, or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Authentic Teas Inc. S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form S-1 have been omitted.

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

Note 3 — Related Party Loans

As of October 31, 2011, the Company owes $31,650. Of the total outstanding $29,650 is payable to the President of the Company and $2,000 is payable to Director and CFO. The loan payables are unsecured, non-interest bearing and have no specific terms for repayment.

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

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us” “our” and “Authentic Teas” mean Authentic Teas Inc., a Nevada corporation. Unless otherwise stated, “$” refers to United States dollars.

Corporate Overview

Corporate History

We were incorporated under the laws of the State of Nevada on July 8, 2010. We are a specialty retailer of premium loose-leaf teas. We currently offer our seven different types of teas through our online store www.authentic-teas.com. Eight new blends have been developed this quarter and we anticipate that they should be available to consumers by April 2012. Our initial focus will be to market directly to consumers through our online store. Our long-term goal is to start supplying specialty supermarkets with our teas.

Current Business

We have entered into a 5-year agreement with the largest herbal tea producer in Armenia: HAM Ltd. Co (“HAM”). We do not have the exclusive right to distribute HAM’s products in North America and HAM has no obligation to supply us with their products. HAM may not continue to supply us with our tea products or HAM may start to supply our competitors with tea products. HAM suspended their online sales program after they started selling to us.

We reach our customers through Google Adwords campaigns and advertising directly on tea related websites and Facebook. We also target the world-wide Armenian diaspora through community websites and direct email campaigns.

Hrant Isbeceryan, our Chief Executive Officer, resigned from his prior occupation as Account Manager on August 15, 2011 to work full-time on our business. He became our first employee. We anticipate that his focus will be on developing new blends and establishing a retail distribution network.

Our Teas

Currently, the seven tea varieties offered by us are as follows:

Tea	Ingredient(s)	Organic
Wild Mint	100% wild crafted mountain mint	Yes
Armenian Blend	High mountain wild thyme and finely cut linden flowers	Yes
Aroma of Armenia	Wild cherry leaves, wild mint and Armenian chrysanthemum	Yes
Orient Blend	Roasted wheat, wild oregano, wild time, wild mint, cinnamon, clove and elder flowers	Yes
Mountain Melody	Armenian oregano, wild thyme and elderflowers	Yes
Pomegranate Tea	Pomegranate flowers, rose petals and hibiscus flowers	No
Ani Blend	Wild oregano, wild cherry leaves, hibiscus and black currant leaves	Yes

We have developed eight new tea blends as follows:

Tea	Ingredient(s)	Organic
Noah’s Blend	Mint, Cherry leaves, Mulberry leaves	Yes
Royal Nectare	Elderflowers and Linden flowers	Yes
Black Ginger Gold	Black Georgian Tea, Ginger milled, Wild Calendula	No
Spice Black	Black Georgian Tea, Cinnamon, Clove	No
Black First Thyme	Black Georgian tea, Thyme	No
Green Tarragon Mint	Green Georgian Tea, Tarragon and Mint	No
Ginger Green	Green Georgian Tea, Ginger and Sassafras stigma	No
Green Gold	Green Georgian Tea, Cardamom and Sassafras flower	No

Six of the eight blends are unique in the marketplace as black and green teas from Georgia in combination with Armenian wild crafted herbs. The other two are new wild-crafted herbal blends. We anticipate receiving these eight new blends for our April 2012 order.

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

Currently our supplier is seeking organic certification for all new shipments from IFOAM, the worldwide umbrella organization for the organic agriculture movement. Our supplier has informed us that IFOAM certification should be complete in the first quarter of 2012.

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

The US dollar is the agreed upon currency between our company and our supplier. If the US dollar weakens against other currencies, our products will become more expensive to import forcing us to either increase the selling price or reduce our margin, both of which will have a negative impact on our financial condition. Due to our large profit margins, we do not believe that inflation will have any impact on our net sales or income from continuing operations.

We have not made any material or significant accounting estimates or assumptions.

Milestones

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Action Required	Completion Date	Approximate Cost
Purchase Tea	Purchase additional tea products	1st Quarter 2012	$5,000
Sell out our current inventory (before 1st Quarter 2012 order)	Continue advertising on Adwords and Facebook as well as advertise directly on relevant sites	1st Quarter 2012	$4,000
Develop 4 to 6 new blends	Gauge customer comments and tweak existing blends and develop new ones	April 2012	$3,000
Attend World Tea Expo in Las Vegas	Create a booth and reserve space	June 2012	$5,000
Place products in specialty supermarkets	Contact and make presentations to buyers	February 2012	$3,000

Milestone	Action Required	Completion Date	Approximate Cost
Develop Spanish and French website	Translation of websites and increase geographical scope of Adwords and Facebook campaigns	February 2012	$5,000
Purchase Tea	Purchase additional tea products	April 2012	$5,000
Get organic accreditation from IFOAM, the worldwide umbrella organization for the organic agriculture movement	Make relevant presentations to IFOAM authorities for accreditation	1st Quarter 2012	$3,000
Increase frequency of PR campaigns	Develop new PR campaigns promoting each of the milestones indicated above and send to media	June 2012	$3,000
Sell out our 1st Quarter 2012 order(1)	Implement business plan as described above	December 2012	$0.00

(1)

We may be unable to sell through the 1st Quarter Order by December 2012 due to many reasons including (1) our inability to raise additional funds and implement our business plan, (2) the inability of our sole supplier to supply the 1st Quarter Order, (3) changes to consumer preferences and in economic conditions, (4) negative effects to our brand and reputation, (5) increased competition from our competitors, and (6) the risks in the section entitled “Risk Factors,” beginning on page 13.

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

Our operating results for the six month period ended October 31, 2011 and for the period from July 8, 2010 (date of inception) to October 31, 2010 are summarized as follows:

	Six Month Period Ended October 31, 2011 ($)	July 8, 2010 (date of inception) to October 31, 2010 ($)
Revenue	3,880	-
Cost of Sales	1,471	-
Expenses	49,583	6,571
Net Loss	47,175	6,571

Revenue and Cost of Sales

During the six month period ended October 31, 2011, we generated revenues of $3,880 with cost of sales of $1,471, resulting in gross margin of $2,409, compared to generating revenues of $8,536 with cost of sales of $4,539, resulting in gross margin of $3,997 for the period from July 8, 2010 (date of inception) to October 31, 2011. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues decreased during the three months ended October 31, 2011, as compared to the three months ended July 31, 2011, due to decreased sales of our tea through our website. We believe that this decrease may have been the result of the negative impact summer has on tea sales. We did not have any revenues for the period between July 8, 2010, being our date of inception, to October 31, 2010, as we had not begun selling our tea products.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the six month period ended October 31, 2011, we incurred expenses of $49,583, entirely consisting of general and administrative expenses, compared to incurring expenses of $6,571 for the period from July 8, 2010 (date of inception) to October 31, 2010. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

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

Liquidity and Capital Resources

Working Capital

Our working capital results as at October 31, 2011 and April 30, 2011 are summarized as follows:

	As of October 31, 2011 ($)	As of April 30, 2011 ($)
Current assets	10,809	14,655
Current liabilities	56,436	13,107
Working capital (deficiency)	(45,627)	1,548

As at October 31, 2011, we had cash of $4,553 and working capital deficiency of $45,627, compared to cash of

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

As of October 31, 2011, we had working capital deficiency of $45,627. Hence, we anticipate that we will require $129,127 additional funds to implement our business plan for the next twelve months.

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

Cash Flow

Our cash flow for the six month period ended October 31, 2011 and for the period from July 8, 2010 (date of inception) to October 31, 2010 is summarized as follows:

	Six Month Period Ended October 31, 2011 ($)	July 8, 2010 (date of inception) to October 31, 2010 ($)
Cash used in operating activities	25,570	4,623
Cash provided by investing activities	-	-
Cash provided by financing activities	21,150	16,500
Net increase (decrease) in cash and cash equivalents	(4,420)	11,877

Cash Flow Used in Operating Activities

The increase in cash used in operating activities during the six months ended October 31, 2011 as compared to the period from July 8, 2010 (date of inception) to October 31, 2010 was due to increased costs to become a public company and increased operations.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the six months ended October 31, 2011 or for the period from July 8, 2010 (date of inception) to October 31, 2010.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was due to increase proceeds from a related party loan during the six month period ending October 31, 2011.

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

Our management, including our principal executive officer and our principal financial officer and principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

We incurred a net loss of $61,527 for the period from July 8, 2010 (date of inception) to October 31, 2011. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $129,127. We estimate we require $83,500 additional funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

While as of August 15, 2011 our Chief Executive Officer now works full-time for our company, David Lewis Richardson, our Chief Financial Officer, currently devote approximately 40% of his working time to our company. All of our executive officers have other business interests. While we expect Mr. Richardson to increase the percentage of the working time he devotes to our company if our operations increase, the amount of time which he devotes to our business may not be sufficient to fully develop our business. In addition, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with our executive officers as to how they allocate either their time to our company or how they handle corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December <>, 2011, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.1	Agreement with Authentic Teas Inc. and HAM Ltd. Co. dated June 14, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.2	Lease Agreement between Authentic Teas Inc. and 107684 Canada Inc. dated July 30, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.3	Form of Subscription Agreement for $0.001 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.4	Form of Subscription Agreement for $0.01 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.5	Form of Subscription Agreement for $0.25 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIC TEAS INC.

By:

/s/ Hrant Isbeceryan
Hrant Isbeceryan
President and Director
(Principal Executive Officer)
Date: December 14, 2011

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: December 14, 2011