Form 10-Q
period 2012-01-31
AUTHENTIC TEAS INC.
filed 2012-03-09
CIK 1523486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
Yes [X]      No [   ]

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

4,011,600 common shares issued and outstanding as of March 9, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended January 31, 2012 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our April 30, 2011 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our April 30, 2011 annual audited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2012	2011
ASSETS
Current assets:
Cash	$3,717	$8,973
Accounts receivable	163	163
Inventory	3,512	5,519
Prepaid expenses and deposits	2,045	-

Total current assets	$9,437	$14,655
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,469	$2,607
Related party loan	49,150	10,500

Total current liabilities	71,619	13,107

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,011,600 shares issued and outstanding, respectively	4,012	4,012
Additional paid-in capital	11,888	11,888
Deficit accumulated during development stage	(78,082)	(14,352)
Total stockholders’ equity (deficit)	(62,182)	1,548

Total liabilities and stockholders’ equity (deficit)	$9,437	$14,655

See summary of accounting policies and notes to unaudited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	July 8, 2010	July 8, 2010
	ended	ended	ended	(inception) to	(inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012

Revenue	$1,475	$-	$5,355	$-	$10,011
Cost of Sales	574	-	2,045	-	5,113

Gross margin	901	-	3,310	-	4,898

Expenses:
Advertising and promotion	1,192	-	2,808	-	2,808
General and administrative expenses	16,264	460	64,232	7,032	80,172

Net loss	$(16,555)	$(460)	$(63,730)	$(7,032)	$(78,082)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	4,011,600	4,002,835	4,011,600	3,586,271

See summary of accounting policies and notes to unaudited financial statements

AUTHENTIC TEAS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months	July 8, 2010	July 8, 2010
	ended	(inception) to	(inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(63,730)	$(7,032)	$(78,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	-	(163)
Inventory	2,007	(710)	(3,512)
Prepaid expenses and deposits	(2,045)	(5,000)	(2,045)
Accounts payable	19,862	291	22,469

Net cash used in operating activities	(43,906)	(12,451)	(61,333)

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	13,000	15,900
Proceeds from related party loan	38,650	8,500	49,150
Cash provided by financing activities	38,650	21,500	65,050

Net change in cash	(5,256)	9,049	3,717

Cash, Beginning of Period	8,973	-	-

Cash, End of Period	$3,717	$9,049	$3,717

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Interest taxes paid	$-	$-	$-

See summary of accounting policies and notes to unaudited financial statements.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

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

Note 3 — Related Party Loans

As of January 31, 2012, the Company owes $49,150. Of the total outstanding $47,150 is payable to the President of the Company and $2,000 is payable to Director and CFO. The loan payables are unsecured, non-interest bearing and have no specific terms for repayment.

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

Currently our supplier is seeking organic certification for all new shipments from IFOAM, the worldwide umbrella organization for the organic agriculture movement. Our supplier has informed us that IFOAM certification should be complete in the second quarter of 2012.

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

We have not made any material or significant accounting estimates or assumptions.

Milestones

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Action Required	Completion Date	Approximate Cost
Purchase Tea	Purchase additional tea products	1st Quarter 2012	$5,000
Sell out our current inventory (before 1st Quarter order)	Continue advertising on Adwords and Facebook as well as advertise directly on relevant sites	April 2012.	$4,000
Develop 4 to 6 new blends	Gauge customer comments and tweak existing blends and develop new ones	April 2012	$3,000

Milestone	Action Required	Completion Date	Approximate Cost
Attend World Tea Expo in Las Vegas	Create a booth and reserve space	June 2012	$5,000
Place products in specialty supermarkets	Contact and make presentations to buyers	February 2012	$3,000
Develop Spanish and French website	Translation of websites and increase geographical scope of Adwords and Facebook campaigns	April 2012.	$5,000
Purchase Tea	Purchase additional tea products	April 2012	$5,000
Get organic accreditation from IFOAM, the worldwide umbrella organization for the organic agriculture movement	Make relevant presentations to IFOAM authorities for accreditation	June 2012	$3,000
Increase frequency of PR campaigns	Develop new PR campaigns promoting each of the milestones indicated above and send to media	June 2012	$3,000
Sell out our 1st Quarter 2012 order(1)	Implement business plan as described above	December 2012	$0.00

(1)

We may be unable to sell through the 1st Quarter Order by December 2012 due to many reasons including(1) our inability to raise additional funds and implement our business plan, (2) the inability of our sole supplier to supply the 1st Quarter Order, (3) changes to consumer preferences and in economic conditions, (4) negative effects to our brand and reputation, (5) increased competition from our competitors, and (6) the risks in the section entitled “Risk Factors,” beginning on page 18.

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

Three Month Period Ended January 31, 2012 Compared to Three Month Period Ended January 31, 2011

Our operating results for the three month periods ended January 31, 2012 and January 31, 2011 are summarized as follows:

	Three Months Period Ended January 31, 2012 ($)	Three Months Period Ended January 31, 2011 ($)
Revenue	1,475	-
Cost of Sales	574	-
Expenses	17,456	460
Net Loss	(16,555)	(460)

Revenue and Cost of Sales

During the three month period ended January 31, 2012, we generated revenues of $1,475 with cost of sales of $574, resulting in gross margin of $901, compared to generating no revenues with no cost of sales, resulting in no gross margin for the three month period ended January 31, 2011. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues increased during the three months ended January 31, 2012, as compared to the three months ended January 31, 2011, due to the launch of our website. We did not have any revenues for the three month period ending January 31, 2011, as we had not begun selling our tea products.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the three month period ended January 31, 2012, we incurred expenses of $17,456, consisting of general and administrative expenses of $16,264 and advertising and promotion expenses of $1,192, compared to incurring expenses of $460 for the three month period ended January 31, 2011. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

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

Nine Month Period Ended January 31, 2012 Compared to the Period from July 8, 2010 (date of inception) to January 31, 2011

Our operating results for the nine month period ended January 31, 2012 and for the period from July 8, 2010 (date of inception) to January 31, 2012 are summarized as follows:

	Nine Month Period Ended January 31, 2012 ($)	July 8, 2010 (date of inception) to January 31, 2011 ($)
Revenue	5,355	-
Cost of Sales	2,045	-
Expenses	67,040	7,032
Net Loss	(63,730)	(7,032)

Revenue and Cost of Sales

During the nine month period ended January 31, 2012, we generated revenues of $5,355 with cost of sales of $2,045, resulting in gross margin of $3,310, compared to generating no revenues with no cost of sales and no gross margin for the period from July 8, 2010 (date of inception) to January 31, 2011. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues increased during the nine month period ended January 31, 2012 as compared for the period from July 8, 2010 (date of inception) to January 31, 2011 due to the launch of our website. We did not have any revenues for the period between July 8, 2010, being our date of inception, to January 31, 2011, as we had not begun selling our tea products.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the nine month period ended January 31, 2012, we incurred expenses of $67,040, consisting of general and administrative expenses of $64,232 and advertising and promotion expenses of $2,808, compared to incurring expenses of $7,032 for the period from July 8, 2010 (date of inception) to January 31, 2011. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

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

Liquidity and Capital Resources

Working Capital

Our working capital results as at January 31, 2012 and April 30, 2011 are summarized as follows:

	As of January 31, 2012 ($)	As of April 30, 2011 ($)
Current assets	9,437	14,655
Current liabilities	71,619	13,107
Working capital (deficiency)	(62,182)	1,548

As at January 31, 2012, we had cash of $3,717 and working capital deficiency of $62,182, compared to cash of $8,973 and working capital of $1,548 as at April 30, 2011. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

As of January 31, 2012, we had working capital deficiency of $62,182. Hence, we anticipate that we will require $145,682 additional funds to implement our business plan for the next twelve months.

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

Cash Flow

Our cash flow for the nine month period ended January 31, 2012 and for the period from July 8, 2010 (date of inception) to January 31, 2011 is summarized as follows:

	Nine Month Period Ended January 31, 2012 ($)	July 8, 2010 (date of inception) to January 31, 2011 ($)
Cash used in operating activities	(43,906)	(12,451)
Cash provided by investing activities	-	-
Cash provided by financing activities	38,650	21,500
Net increase (decrease) in cash and cash equivalents	(5,256)	9,049

Cash Flow Used in Operating Activities

The increase in cash used in operating activities during the nine months ended January 31, 2012 as compared to the period from July 8, 2010 (date of inception) to January 31, 2011 was due to increased costs to become a public company and increased operations.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the nine months ended January 31, 2012 or for the period from July 8, 2010 (date of inception) to January 31, 2011.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was due to increase proceeds from a related party loan during the nine month period ending January 31, 2011.

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

Our management, including our principal executive officer and our principal financial officer and principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of January 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at January 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

We incurred a net loss of $78,082 for the period from July 8, 2010 (date of inception) to January 31, 2012. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $145,682 in funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

We depend on Canada Post to deliver our products. Other courier services like Fedex or UPS are considerably more expensive. Any disruptions to Canada Post’s business may impact our ability to ship our products, which may cause our financial results to suffer. Further, if Canada Post raises their shipping rates, the cost of shipping our products would increase, which would force us to either increase the selling price of our products or reduce our margin, both of which will have a negative impact on our financial results.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of March 9, 2012, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.1	Agreement with Authentic Teas Inc. and HAM Ltd. Co. dated June 14, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.2	Lease Agreement between Authentic Teas Inc. and 107684 Canada Inc. dated July 30, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.3	Form of Subscription Agreement for $0.001 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.4	Form of Subscription Agreement for $0.01 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.5	Form of Subscription Agreement for $0.25 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

Exhibit Number	Description of Exhibit
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIC TEAS INC.

By:

/s/ Hrant Isbeceryan
Hrant Isbeceryan
President and Director
(Principal Executive Officer)
Date: March 9, 2012

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 9, 2012