Form 10-K
period 2012-04-30
AUTHENTIC TEAS INC.
filed 2012-07-27
CIK 1523486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: April 30, 2012
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 333-175003

Authentic Teas Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1221102
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 1801-1 Yonge Street, Toronto, Ontario M5E 2A3 Canada
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 416.306.2493

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of October 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $252,900, based on 1,011,600 common shares held by non-affiliates and last sale prior to October 31, 2011 being $0.25.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,011,600 shares of common stock as at July 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

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

  General economic and business conditions,

  Our lack of operating history,

  Our dependence on a sole manufacture and distributor to produce our products,

  Our brand and reputation may be damaged, and

  The risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this report, the terms “we”, “us” and “our” mean Authentic Teas Inc., a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

ITEM 1. BUSINESS

Corporate History

We were incorporated under the laws of the State of Nevada on July 8, 2010. We are a specialty retailer of premium loose-leaf teas. We currently offer 15 different types of teas through our online store www.authentic-teas.com. Eight new blends were developed last quarter 2011 and became available to consumers on June 2, 2012. Our initial focus will be to market directly to consumers through our online store. Our long-term goal is to start supplying specialty supermarkets with our teas.

Our Business

We are a specialty retailer of premium loose-leaf teas. We currently offer our 15 different types of teas through our online store www.authentic-teas.com. Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K. Our initial focus will be to market directly to consumers through our online store. Our long-term goal is to start supplying specialty supermarkets with our teas.

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

Our Products

Our Teas

Currently, the seven tea varieties offered by us are as follows:

Tea	Ingredient(s)	Organic
Wild Mint	100% wild crafted mountain mint	Yes
Armenian Blend	High mountain wild thyme and finely cut linden flowers	Yes
Aroma of Armenia	Wild cherry leaves, wild mint and Armenian chrysanthemum	Yes
Orient Blend	Roasted wheat, wild oregano, wild time, wild mint, cinnamon, clove and elder flowers	Yes
Mountain Melody	Armenian oregano, wild thyme and elderflowers	Yes
Pomegranate Tea	Pomegranate flowers, rose petals and hibiscus flowers	No
Ani Blend	Wild oregano, wild cherry leaves, hibiscus and black currant leaves	Yes

We have developed eight new tea blends as follows:

Tea	Ingredient(s)	Organic
Noah’s Blend	Mint, Cherry leaves, Mulberry leaves	No
Royal Nectare	Elderflowers and Linden flowers	No
Black Ginger Gold	Black Georgian Tea, Ginger milled, Wild Calendula	No
Spice Black	Black Georgian Tea, Cinnamon, Clove	No
Black First	Black Georgian tea, Thyme	No

Tea	Ingredient(s)	Organic
Thyme
Green Tarragon Mint	Green Georgian Tea, Tarragon and Mint	No
Ginger Green	Green Georgian Tea, Ginger and Sassafras stigma	No
Green Gold	Green Georgian Tea, Cardamom and Sassafras flower	No

Six of the eight blends are unique in the marketplace as black and green teas from Georgia in combination with Armenian wild crafted herbs. The other two are new wild-crafted herbal blends. We began selling the new blends on June 2, 2012.

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

Due to popular demand, we recently developed three new sampler products: Highlands Sampler, Caucasus’ Sampler and Ancient Armenian Sampler with smaller 15g (as opposed to our regular 50g) pouches in a gift box. The Highlands Sampler is our biggest seller as well as our most profitable item.

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

Organic

We believe that the economic challenges faced by Armenia after establishing its independence from the Soviet Union have had a surprisingly positive impact on its environment and contribute directly to the availability of its high-quality teas. We believe that fertilizer and pesticide use was halted in some areas and scaled back in other regions due to its high prices. At the same time, a sharp drop in industrial activity, while detrimental to the economy, resulted in environmental improvements of both airshed and water supply. Four of our seven original are certified 100% organic, two are certified “made with organic ingredients” and only one tea lacks any organic credentials. We work with EcoGlobe LLC, the only organic certifier in Armenia recognized by the United States and Canadian governments, to have each tea certified.

Currently our supplier is seeking organic certification for all new shipments from IFOAM, the worldwide umbrella organization for the organic agriculture movement. Our supplier has informed us that IFOAM certification will be delayed to Fall 2012

From the eight new blends that were developed, all are designated “wild-crafted” as the black and Green teas have not been certified organic. Our supplier, HAM, is working with its Georgian counterpart to attain IFOAM certification.

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

Target Market

We believe that for masses of people, gourmet tea is an affordable indulgence. Our goal is to provide our customers with a tea experience beyond that which is currently provided by purveyors of mass-produced hot beverage brands. We anticipate that we will target the following markets.

Consumers and tea aficionados

We believe that high-quality herbal teas are especially attractive to wealthier consumers who make spending decisions based on cultivating a lifestyle of health and sustainability. We believe our customers will be generally well-educated, wealthier than average and willing to pay a premium price for a product which reinforces their lifestyle values.

Armenian diaspora

We believe that, due to wars, civil unrest and economic challenges, Armenians have been dispersed to different regions in the world. We believe that there is a significant population of Armenians living in North America, which may have a preference for teas from Armenia.

We believe that because of their geopolitical circumstances, Armenians have become adept at preserving and promoting their ancient culture in meaningful ways. As a result, we believe that Armenians have developed a robust identity, which is celebrated through language, food, art and community and that thrives throughout the diaspora. Our goal is to bring the taste and aroma of the homeland to Armenians living abroad and to tap into their desire to have an authentic taste of ‘home’.

Future growth opportunities

We anticipate that the first phase of our business development should focus on direct-to-consumer sales thus allowing us to refine our product offerings and adapt pricing strategies as needed. We anticipate that the second phase of business development should be to introduce 10 to 12 new tea blends as well as a push into the specialty grocery store market. In the last quarter of 2011, we developed 8 new blends which we received May 2012. Another 4 blends are being developed presently and we anticipate delivery before the end of 2012. To meet the demands of the specialty store market, we anticipate further product development to produce larger packages, bulk quantities, boxed packs of bagged tea and other product options which may be identified during the first phase of business development.

Our Marketing Strategy

We believe our marketing strategy:

  distinguishes us from larger, ‘big brand’ competitors,

  educates consumers regarding our boutique herbal tea blends and the overall benefits of herbal tea in general, and contributes to the growth of tea culture and demand for more enriching, authentic tea experiences.

Last year, our central message to consumers was “From an authentic people comes…Authentic Teas”. Our goal was to captivate our audience with the ancient story of Armenian tea. To help make that connection, we commissioned a video of the tea crafting process in Armenia. Our website contains the video along with more aspects of tea culture that we believe enhances the online tea buyers experience and education of our products.

In June 2012, we developed a new campaign called “PURE. ARMENIAN”. This new theme focuses directly on the purity of the teas, the purity of the source and the purity of the villagers harvesting and blending the teas.

We drive traffic to our ecommerce site through multiple channels, Google AdWords campaigns, Facebook ad campaigns, and press release campaigns distributed to media and important tea blogs. In addition, we place ads on selected websites that we believe appeal to our target markets.

To launch the new blends, we will be participating in a few summer festivals with tasting booths throughout Ontario. In addition, we have purchased mailing lists that target affluent organic tea drinkers and we will conduct focused email campaigns to drive buyers to our purchase point.

Competition

The tea market is highly fragmented. We compete directly with a large number of relatively small independently-owned tea retailers. Additionally, relatively low barriers to entry in the tea and beverage retail market may encourage other tea and beverage retailers who may have greater financial, marketing and operating resources than we do to enter the specialty tea retail market. As we continue to expand, we expect to encounter additional regional and local competitors.

We also compete indirectly with other vendors of loose-leaf, bagged and ready-to-drink teas, such as supermarkets, club stores, wholesalers and internet suppliers, as well as with houseware retailers and suppliers.

Governmental Regulations

We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and/or govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Employees

As of the date hereof, we employ no full-time employees and no part-time employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own any patents or trademarks.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

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

We incurred a net loss of $71,943 for the period from July 8, 2010 (date of inception) to April 30, 2012. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $139,543 in funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of July 17, 2012, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES.

Our principal offices are located 1801-1 Yonge Street, Toronto, Ontario M5E 2A3. On August 1, 2010, we entered into a month-to-month lease on a small office space with 10768 Canada Inc. dba Telsec Business Centres for $138.88 per month. Either party can terminate the lease with 60 days notice. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. None of our issued and outstanding common stock is eligible for sale pursuant to Rule 144 under the Securities Act of 1933.

We have issued 4,011,600 shares of our common stock since our inception on July 8, 2010, of which 3,000,000 of which are restricted shares. There are no outstanding options or warrants or securities that are convertible into common shares.

Holders of Our Common Stock

As at July 17, 2012, we had 38 holders of our common stock. Our transfer agent is Nevada Agency and Transfer Company with an office at 50 West Liberty Street, Suite 880, Reno NV 89501.

Registration Rights

We have not granted registration rights any person.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

We must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, or other class of stock junior to our preferred stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended April 30, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

We do not have any stock compensation plans.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2012, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the period ended April 30, 2012 and related notes thereto.

Plan of Operations

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

We have not made any material or significant accounting estimates or assumptions.

Milestones

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Action Required	Completion Date	Approximate Cost
Sell out our current inventory (before 1st Quarter order)	Continue advertising on Adwords and Facebook as well as advertise directly on relevant sites	Delayed to October 2012.	$4,000
Place products in specialty supermarkets	Contact and make presentations to buyers	Ongoing.	$3,000
Develop Spanish website	Translation of websites and increase geographical scope of Adwords and Facebook campaigns	October 2012.	$5,000
Purchase Tea	Purchase additional tea products	Shipment delayed due until supplier receives IFOAM certification.	$5,000
Get organic accreditation from IFOAM, the worldwide umbrella organization for the organic agriculture movement	Make relevant presentations to IFOAM authorities for accreditation	Delayed to October 2012	$3,000

Milestone	Action Required	Completion Date	Approximate Cost
Increase frequency of PR campaigns	Develop new PR campaigns promoting each of the milestones indicated above and send to media	Email and PR campaign begins July 2012.	$3,000
Sell out our 1st Quarter 2012 order(1)	Implement business plan as described above	December 2012	nil

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

In May 2012, we developed eight new blends of tea. We purchased our 1st Quarter order of tea and launched a French version of our website in April 2012. We did not attend the world tea expo in Las Vegas in June 2012 due to budget constraints.

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

Year ended April 30, 2012 compared to the year ended April 30, 2011

Our operating results for the years ended April 30, 2012 and April 30, 2011 are summarized as follows:

	Year Ended April 30, 2012 ($)	Year Ended April 30, 2011 ($)
Revenue	5,920	4,657
Cost of Sales	2,290	3,069
Expenses	61,221	15,940
Net Loss	57,591	14,352

Revenue and Cost of Sales

During the year ended April 30, 2012, we generated revenues of $5,920 with cost of sales of $2,290, resulting in gross margin of $3,630, compared to generating revenues of $4,657 with cost of sales of $3,069, resulting in gross margin of $1,588 for the year ended April 30, 2011. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues increased during the year ended April 30, 2012, as compared to the year ended April 30, 2011, due to increased advertising and promotions.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the year ended April 30, 2012, we incurred expenses of $61,221, consisting of general and administrative expenses of $57,802 and advertising and promotion expenses of $3,419, compared to incurring expenses of $15,940 for the year ended April 30, 2011. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Our general and administrative expenses increased primarily due to the fees that were incurred from our legal and auditing professionals in the course of becoming a public company.

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

Liquidity and Capital Resources

Working Capital as at April 30, 2012

Working Capital
	As at	As at April 30,
	April 30, 2012	2011
Current Assets	$18,032	$14,655
Current Liabilities	$74,075	$13,107
Working Capital (Deficiency)	$(56,043)	$1,548

Our working capital deficiency decreased from the year ended April 30, 2011 to April 30, 2012 primarily due to lower than expected sales.

Cash Flows
	Year ended	Year ended
	April 30, 2012	April 30, 2011
Cash provided by (used in) Operating Activities	$(58,722)	$(17,427)
Cash provided by (used in) Investing Activities	$--	$--
Cash provided by (used in) Financing Activities	$62,261	$26,400
Net Increase (Decrease) in Cash	$3,539	$8,973

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

As of April 30, 2012, we had working capital deficiency of $56,043. Hence, we anticipate that we will require $139,543 additional funds to implement our business plan for the next twelve months.

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

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $58,722 during the year ended April 30, 2012 and $17,427 during the year ended April 30, 2011. Cash used in operating activities was funded primarily by cash from financing activities.

Cash Used in Investing Activities

No cash was used in investing activities during the year ended April 30, 2012 or during the year ended April 30, 2011.

Cash from Financing Activities

We generated cash of $62,261 from financing activities during the year ended April 30, 2012 from our initial public offering and loans from related parties compared to cash of $26,400 generated from financing activities during the year ended April 30, 2011.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2012, our company has accumulated losses of $71,943 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended April 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending April 30, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending April 30, 2013.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at April 30, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Authentic Teas, Inc.
(a development stage company)
Toronto, Canada

We have audited the accompanying consolidated balance sheets of Authentic Teas, Inc. (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and the period from July 8, 2010 (inception) through April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period from July 8, 2010 (inception) through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
July 25, 2012

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2012	2011
ASSETS
Current assets:
Cash	$12,512	$8,973
Accounts receivable	163	163
Inventory	3,312	5,519
Prepaid expenses and deposits	2,045	-

Total current assets	$18,032	$14,655
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,314	$2,607
Related party loan	72,761	10,500

Total current liabilities	74,075	13,107

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,011,600 shares issued and outstanding	4,012	4,012
Additional paid in capital	11,888	11,888
Deficit accumulated during development stage	(71,943)	(14,352)
Total stockholders’ equity (deficit)	(56,043)	1,548

Total liabilities and stockholders’ equity (deficit)	$18,032	$14,655

See notes to audited consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			July 8,
			2010 (Date of
			Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012

Revenue	$5,920	$4,657	$10,577
Cost of Sales	2,290	3,069	5,359

Gross margin	3,630	1,588	5,218

Expenses:
Advertising and promotion	3,419	-	3,419
General and administrative expenses	57,802	15,940	73,742

Net loss	$(57,591)	$(14,352)	$(71,943)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	4,011,600	3,713,685

See notes to audited consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			July 8,
			2010 (Date of
	Year ended	Period ended	Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(57,591)	$(14,352)	$(71,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	-	(163)	(163)
Inventory	2,207	(5,519)	(3,312)
Prepaid expenses and deposits	(2,045)	-	(2,045)
Accounts payable	(1,293)	2,607	1,314

Net cash used in operating activities	(58,722)	(17,427)	(76,149)

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	15,900	15,900
Proceeds from related party loan	62,261	10,500	72,761
Cash provided by financing activities	62,261	26,400	88,661

Net change in cash	3,539	8,973	12,512

Cash, Beginning of Period	8,973	-	-

Cash, End of Period	$12,512	$8,973	$12,512

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-

See notes to audited consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From July 8, 2010 (Date of Inception) to April 30, 2012

				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Common stock issued for cash at initial capitalization for $.001 per share	3,000,000	$3,000	$-	$-	$3,000

Common stock issued for cash for $.01 per share	1,000,000	1,000	9,000	-	10,000

Common stock issued for cash for $.25 per share	11,600	12	2,888	-	2,900

Net Loss	-	-		(14,352)	(14,352)

Balance at April 30, 2011	4,011,600	4,012	11,888	(14,352)	1,548

Net Loss	-	-	-	(57,591)	(57,591)

Balance at April 30, 2012	4,011,600	$4,012	$11,888	$(71,943)	$(56,043)

See notes to audited consolidated financial statements.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1 — Description of Business

Authentic Teas Inc. (“our”, “Authentic Teas” or the “Company”) incorporated in the State of Nevada on July 8, 2010. Authentic Teas’ wholly owned subsidiary was incorporated in the province of Ontario, Canada on July 8, 2010. Authentic Teas intends to sell through an on-line website, organically grown herbal teas, imported from the South Caucasus Region of the Armenian Highlands. Authentic Teas procures directly from Armenian growers, lands the bagged herbal tea in North America, and sells online primarily to the US, UK and Canada markets.

At April 30, 2012, substantially all of Authentic Teas assets and operations are located and conducted in Canada.

Note 2 — Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and may continue to incur, losses from operations. The Company will also require additional capital to finance the further development of its business operations and to finance inventory and working capital. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Our officers and directors have agreed to provide resources to the company should it need them in the short term.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They include the accounts of the company and our subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidation Policy

These consolidated financial statements include the accounts of Authentic Teas, incorporated in Ontario, Canada which we have the ability to control either through voting rights or means other than voting rights.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Development Stage

Authentic Teas is a development stage company as defined in ASC 915, as it is devoting substantially all of its efforts to developing markets for its product and there have been no significant revenues from planned principal operations from inception through April 30, 2012. Consequently accumulated amounts are shown from the commencement of this development stage, July 8, 2010.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Authentic Teas generates sales from on-line tea products. The vast majority of sales are prepaid and the Company anticipates carrying a very small amount of receivables at any one time. If there is a customer dispute and it is determined that an account may become uncollectible, an allowance for doubtful accounts for the disputed amount will be created. The accounts then are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory consists primarily of finished goods. Cost is determined on a first-in-first-out basis.

Income Taxes

The Company accounts for income taxes under the liability method, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

At April 30, 2012 we have accumulated net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carry forward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carry forward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carry forward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the deferred tax assets at April 30, 2012, will not be realized. No further provision was recorded as a full valuation allowance has been provided against deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from sales of the herbal teas are recognized upon delivery of products to the customers. The Company does not maintain a reserve for returned products as in the past those returns have been negligible.

Direct costs associated with product sales are recorded at the time that revenue is recognized.

Currency Translation

Authentic Teas’ functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date in accordance with ASC 830, “Foreign Currency Translation”. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. Authentic Teas has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. As of April 30, 2012, foreign currency translations were nominal.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Loss Per Share

Loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic loss per share is computed based upon the weighted average number of shares of Common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities into Common stock. Outstanding options and warrants to purchase Common stock and the Common stock equivalents of convertible preferred stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e. would reduce the loss per share). As at April 30, 2011, the were no options or share purchase warrants outstanding.

Note 4 — Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized. During fiscal 2009, the Company incurred net losses and therefore has no current tax liability. The net deferred tax asset generated by the Company’s net operating loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $79,000 as at April 30, 2012. Under current tax laws, the net operating loss is set to expire on April 30, 2032.

At April 30, 2012 and April 30, 2012, deferred tax assets consisted of the following:

	2012	2011
Deferred tax assets	$14,560	$2,153

Less: valuation allowance	(14,560)	(2,153)

Net deferred tax assets	$-	$-

Note 5 — Related Party Transactions

During the year ended April 30, 2012 the Company borrowed $62,261 from the President. As of April 30, 2012, $72,761 is due to the President and Chief Financial Officer. The loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6 — Common Stock

(a)	On July 15, 2010, the Company issued 2,500,000 shares of common stock to a non-US person at $0.001 per share for cash proceeds of $2,500.

(b)	On July 15, 2010, the Company issued 250,000 shares of common stock to a non-US at $0.001 per share for cash proceeds of $250.

(c)	On August 3, 2010, the Company issued 250,000 shares of common stock to a non-US person at $0.001 per share for cash proceeds of $250.

(d)	During September and October 2010, the Company issued 1,000,000 shares of common stock to non- US persons at $0.01 per share for cash proceeds of $10,000.

(e)	During the period November 2010 through April 2011, the Company issued 11,600 shares of common stock to non-US persons at $0.25 per share for cash proceeds of $2,900.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were ineffective.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote at an election of directors. Our board of directors appoints our executive officers, and our executive officers serve at the pleasure of our board of directors.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Hrant Isbeceryan	Chief Executive Officer, President, Secretary, Treasurer and a Director	33	July 8, 2010
David Lewis Richardson	Chief Financial Officer and a Director	33	July 8, 2010
Evan Michael Hershfield	Director	31	July 8, 2010

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years.

Hrant Isbeceryan	Chief Executive Officer, President, Secretary, Treasurer and a Director

Hrant attended the University of British Columbia, graduating with a Bachelor of Commerce specializing in marketing in 2000. He gained sales and marketing experience in the consumer product goods industry while working as a territory manager for Frito-Lay, a global leader in ready-to-eat snack foods. Through his employment with Frito-Lay, he gained knowledge regarding point of sale merchandising and other retail level marketing efforts while managing various territories within the drugstore, box store, and convenience channels. Mr. Isbeceryan then joined the competitive commercial flooring solutions market, working with some large carpet manufacturers, engaged in business to business sales with multinational companies. From December 2006 to February 2008, Mr. Isbeceryan worked for Beaulieu Canada as a Sales Executive, where he worked with the architecture and design community to offer flooring products geared towards the corporate end of the market. From February 2008 to January 2010, Mr. Isbeceryan worked for Tandus Flooring as an account manager. At Tandus, Mr. Isbeceryan worked with the architecture and design community as well as the property management industry and end users such as Cineplex cinemas and Toronto Dominion Bank.

In February 2010, Mr. Isbeceryan joined Roya Manufacturing, where he currently leads a sales team providing products to the commercial design, property management and construction markets. From July 2010, Mr. Isbeceryan has been our Chief Executive Officer, President, Secretary, and Treasurer.

We believe Mr. Isbecerayn is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

David Richardson	Chief Financial Officer and a Director

After graduating with a Bachelor of Commerce from the University of British Columbia specializing in marketing, David started his career with Argent Software, a large US-based financial software firm. Within five years he was Director of National Sales, managing the Canadian sales team to drive an annual organic growth rate of thirty percent. Following that, he moved into financial management in a director’s role and assisted with implementing strategic initiatives within the company. Since 2006, Mr. Richardson has been a senior director at BPS Resolver, a financial software firm providing governance, risk, and compliance (GRC) solutions to over 350 top brand organizations in 100 countries. During his tenure at BPS Resolver, Mr. Richardson has working relationships with large clients including Avon, WestJet, Aeroplan, Yellow Pages, and Disney.

We believe Mr. Richardson is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

Evan Hershfield	Director

Mr. Hershfield is a graduate of Seneca College in computer engineering and technology. He was a principal founder of two specialty video production enterprises, where he honed both his business skills and technical operations expertise. From January 2006 to May 2007, Mr. Hershfield was the Video Production Manager at NGM Enterprises, where he focused on delivering fundraising and event promotion media for the charity industry in Canada. Since 2007, Mr. Hershfield has been employed by Honda Canada as a Used Vehicle Operations Coordinator. At Honda, Mr. Hershfield is involved in sales data analysis of the Canadian used vehicle market and manages aspects of the Honda Certified Used Vehicles program.

We believe Mr. Hershfield is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his business experiences as described above.

Family Relationships

There are no family relationships between any director or executive officer.

Significant Employees

We do not currently have any significant employees other than our executive officers.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not had operations to date, and with the limited expenditures we expect over the next two years, we believe the services of a financial expert are not yet warranted. As such, our Board of Directors act as our audit committee and handle matters related to compensation and nomination of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees has been performed by our Board of Directors. We will continue to not have an audit or compensation committees and thus there is a potential conflict of interest in that our Board of Directors has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

We are not aware of any other conflicts of interest with our directors and officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Nomination Procedures For Appointment of Directors

As of July 17, 2012, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B or independent.

Since the commencement of our most recently completed financial year, we have not required any non-audit services to be provided by our auditor.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we have one director and we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development, lack of operations and the fact that we have not generated any positive cash flows from operations to date.

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to our size of our management, we do not require a code of ethics.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our Chief Executive Officer and Chief Financial Officer do not meet the definition of “independent” as a result of their positions as our executive officers. As such, we do not have a majority of independent directors.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation received by our executive officers during the year ended April 30, 2012 and for the year ended April 30, 2011:

SUMMARY COMPENSATION TABLE - PERIOD ENDED DECEMBER 31, 2011
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Hrant Isbeceryan Director, Chief Executive Officer, President, Secretary and Treasurer	2012 2011(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Lewis Richardson Chief Financial Officer and a Director	2012 2011(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	For the period from our date of inception, July 8, 2010 to April 30, 2011.

Employment Agreements or Arrangements

We have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of July 17, 2012, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Hrant Isbeceryan 2820-33 Harbour Square, Toronto, ONT M5J 2G2	common stock	2,500,000 Direct	62.3%
David Lewis Richardson 2820-33 Harbour Square, Toronto, ONT M5J 2G2	common stock	250,000 Direct	6.2%
Evan Michael Hershfield 9b Claxton Blvd., Toronto, Ontario M6C 1L7	common stock	250,000 Direct	6.2%
Directors and Executive Officers as a Group (3 persons)	common stock	3,000,000	74.7%

Notes
(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 4,011,600 shares of common stock issued and outstanding as of July 17, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. David Richardson and Hrant Isbeceryan are not independent as they are also officers.

Transactions with related persons

Other than as disclosed below, there has been no transaction, since the beginning of the year ended April 30, 2012, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended April 30, 2012 we borrowed $62,261 from Hrant Isbeceryan, our Chief Executive Officer. As of April 30, 2012, $72,761 is due to David Richardson and Hrant Isbeceryan. The loans are unsecured, non-interest bearing and have no specific terms for repayment.

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Malone Bailey LLP, our independent registered public accounting firm for the years ended April 30, 2012 and April 30, 2011:

Fees	2012	2011
Audit Fees	$12,000	13,040
Audit Related Fees
Tax Fees
Other Fees
Total Fees	$12,000	13,040

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Malone Bailey LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone Bailey LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an external auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by MNP LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining MNP LLP’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
(10)	Material Contracts
10.1(1)	Agreement between Authentic Teas Inc. and HAM Ltd. Co dated June 15, 2010
10.2(1)	Lease Agreement between Authentic Teas Inc. and 107684 Canada Inc. dated July 30, 2010
10.3(2)	Form of Subscription Agreement for $0.001
10.4(2)	Form of Subscription Agreement for $0.01
10.5(2)	Form of Subscription Agreement for $0.25
(16)	Letter From Former Auditor
16.1(5)	Letter dated October 22, 2010 from Main Amundson and Associates
(21)	Subsidiaries
21.1	None
(33)	Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hrant Isbeceryan
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of David Lewis Richardson
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hrant Isbeceryan
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of David Lewis Richardson

*Filed herewith.
(1) Incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2011.
(2) Incorporated by reference from our Registration Statement on Form S-1/A filed on July 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Authentic Teas Inc.

/s/ Hrant Isbeceryan
Hrant Isbeceryan
President and Director
(Principal Executive Officer)
Date: July 27, 2012

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: July 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hrant Isbeceryan
Hrant Isbeceryan
President and Director
(Principal Executive Officer)
Date: July 27, 2012

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: July 27, 2012

/s/ Evan Michael Hershfield
Evan Michael Hershfield
Director
Date: July 27, 2012