Form 10-Q
period 2012-07-31
AUTHENTIC TEAS INC.
filed 2012-09-14
CIK 1523486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

4,011,600 common shares issued and outstanding as of September 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended July 31, 2012 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our April 30, 2012 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our April 30, 2012 annual audited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,		April 30,
	2012		2012
ASSETS
Current assets:
Current Assets:
Cash	$2,140		$12,512
Accounts receivable	163		163
Inventory	4,133		3,312
Prepaid expenses and deposits	2,045		2,045

Total current assets	$8,481		$18,032
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,389		$1,314
Related party loan	68,813		72,761

Total current liabilities	76,202		74,075

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-		-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,011,600 shares issued and outstanding, respectively	4,012		4,012
Additional paid in capital	11,888		11,888
Deficit accumulated during development stage	(83,621)		(71,943)
Total stockholders’ deficit	(67,721)		(56,043)

Total liabilities and stockholders’ deficit	$8,481	$	$ 18,032

See accompanying notes to unaudited consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			July 8,
	Three months	Three months	2010 (Date of
	ended	ended	Inception) to
	July 31,	July 31,	July 31,
	2012	2011	2012

Revenue	$74	$3,128	$10,651
Cost of Sales	40	1,140	5,399

Gross margin	34	1,988	5,252

Expenses:
Advertising and promotion	-	-	3,419
General and administrative expenses	11,712	17,653	85,454

Net loss	$(11,678)	$(15,665)	$(83,621)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	4,011,600	4,011,600

See accompanying notes to unaudited consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			July 8,
	Three months	Three months	2010 (Date of
	ended	ended	Inception) to
	July 31,	July 31,	July 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(11,678)	$(15,665)	$(83,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	-	(163)
Inventory	(821)	1,140	(4,133)
Prepaid expenses and deposits	-	(1,000)	(2,045)
Accounts payable	6,075	11,861	7,389

Net cash used in operating activities	(6,424)	(3,664)	(82,573)

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	-	15,900
Proceeds from related party loan	10,176	-	82,937
Repayments of related party debt	(14,124)	-	(14,124)
Cash provided by financing activities	(3,948)	-	84,713

Net change in cash	(10,372)	(3,664)	2,140

Cash, Beginning of Period	12,512	8,973	-

Cash, End of Period	$2,140	$5,309	$2,140

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Preparation

            The accompanying unaudited interim financial statements of Authentic Teas Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Authentic Teas, Inc. form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

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

Note 3 — Related Party Loans

            During the quarter ended July 31, 2012 the Company borrowed $10,176 from the President of the Company and repaid $14,124. As of July 31, 2012, $68,813 is due to the President and Chief Financial Officer. The loans are unsecured, non-interest bearing and have no specific terms for repayment.

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

Our Teas

Currently, the seven tea varieties offered by us are as follows:

Tea	Ingredient(s)	Organic
Wild Mint	100% wild crafted mountain mint	Yes
Armenian Blend	High mountain wild thyme and finely cut linden flowers	Yes
Aroma of Armenia	Wild cherry leaves, wild mint and Armenian chrysanthemum	Yes
Orient Blend	Roasted wheat, wild oregano, wild time, wild mint, cinnamon, clove and elder flowers	Yes
Mountain Melody	Armenian oregano, wild thyme and elderflowers	Yes
Pomegranate Tea	Pomegranate flowers, rose petals and hibiscus flowers	No
Ani Blend	Wild oregano, wild cherry leaves, hibiscus and black currant leaves	Yes

We have developed eight new tea blends as follows:

Tea	Ingredient(s)	Organic
Noah’s Blend	Mint, Cherry leaves, Mulberry leaves	No

Tea	Ingredient(s)	Organic
Royal Nectare	Elderflowers and Linden flowers	No
Black Ginger Gold	Black Georgian Tea, Ginger milled, Wild Calendula	No
Spice Black	Black Georgian Tea, Cinnamon, Clove	No
Black First Thyme	Black Georgian tea, Thyme	No
Green Tarragon Mint	Green Georgian Tea, Tarragon and Mint	No
Ginger Green	Green Georgian Tea, Ginger and Sassafras stigma	No
Green Gold	Green Georgian Tea, Cardamom and Sassafras flower	No

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

Organic

We believe that the economic challenges faced by Armenia after establishing its independence from the Soviet Union have had a surprisingly positive impact on its environment and contribute directly to the availability of its high-quality teas. We believe that fertilizer and pesticide use was halted in some areas and scaled back in other regions due to its high prices. At the same time, a sharp drop in industrial activity, while detrimental to the economy, resulted in environmental improvements of both airshed and water supply. Four of our seven original teas are certified 100% organic, two are certified “made with organic ingredients” and only one tea lacks any organic credentials. We work with EcoGlobe LLC, the only organic certifier in Armenia recognized by the United States and Canadian governments, to have each tea certified.

Currently our supplier is seeking organic certification for all new shipments from IFOAM, the worldwide umbrella organization for the organic agriculture movement. Our supplier has informed us that IFOAM certification will be delayed to Fall 2012.

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

We have not made any material or significant accounting estimates or assumptions.

Milestones

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Action Required	Completion Date	Approximate Cost
Sell out our current inventory (before 1st Quarter order)	Continue advertising on Adwords and Facebook as well as advertise directly on relevant sites	Delayed to October 2012.	$4,000
Place products in specialty supermarkets	Contact and make presentations to buyers	Ongoing.	$3,000
Develop Spanish website	Translation of websites and increase geographical scope of Adwords and Facebook campaigns	October 2012.	$2,000
Purchase Tea	Purchase additional tea products	Shipment delayed due until supplier receives IFOAM certification.	$5,000

Milestone	Action Required	Completion Date	Approximate Cost
Get organic accreditation from IFOAM, the worldwide umbrella organization for the organic agriculture movement	Make relevant presentations to IFOAM authorities for accreditation	Delayed to October 2012	$3,000
Increase frequency of PR campaigns	Develop new PR campaigns promoting each of the milestones indicated above and send to media	Email and PR campaign begins July 2012.	$3,000
Sell out our 1st Quarter 2012 order(1)	Implement business plan as described above	December 2012	nil

(1)

We may be unable to sell through the 1st Quarter Order by December 2012 due to many reasons including (1) our inability to raise additional funds and implement our business plan, (2) the inability of our sole supplier to supply the 1st Quarter Order, (3) changes to consumer preferences and in economic conditions, (4) negative effects to our brand and reputation, (5) increased competition from our competitors, and (6) the risks in the section entitled “Risk Factors,” beginning on page 14.

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

Our operating results for the three month period ended July 31, 2012 and for the three month period ended July 31, 2011 are summarized as follows:

	Three Month Period Ended July 31, 2012 ($)	Three Month Period Ended July 31, 2011 ($)
Revenue	74	3,128
Cost of Sales	40	1,140
Expenses	11,712	17,653
Net Loss	(11,678)	(15,665)

Revenue and Cost of Sales

During the period ended July 31, 2012, we generated revenues of $74 with cost of sales of $40, resulting in gross margin of $34, compared to generating revenues of revenues of $3,128 with cost of sales of $1,140, resulting in gross margin of $1,988 during the period ended July 31, 2011. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions

Expenses

During the three month period ended July 31, 2012, we incurred expenses of $11,712, entirely consisting of general and administrative expenses, compared to incurring expenses of $17,653, entirely consisting of general and administrative expenses during the three month period ended July 31, 2011. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Our general and administrative expenses decreased primarily to us not incurring any expenses in connection with our registration statement on Form S-1 in the three month period ended July 31, 2012.

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

Liquidity and Capital Resources

Working Capital

Our working capital results as at July 31, 2012 and April 30, 2012 are summarized as follows:

	As at July 31, 2012 ($)	As at April 30, 2012 ($)
Current assets	8,481	18,032
Current liabilities	76,202	74,075
Working capital (deficiency)	(67,721)	(56,043)

As at July 31, 2012, we had cash of $2,140 and working capital deficiency of $67,721, compared to cash of $12,512 and working capital deficiency of $56,043 as at April 30, 2012. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

As of July 31, 2012, we had working capital deficiency of $67,721. Hence, we anticipate that we will require $151,221 additional funds to implement our business plan for the next twelve months.

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

Cash Flow

Our cash flow for the three month period ended July 31, 2012 and for the three month period ended July 31, 2011 is summarized as follows:

	Three Month Period Ended July 31, 2012 ($)	Three Month Period Ended July 31, 2011 ($)
Cash provided by (used in) operating activities	(6,424)	(3,664)
Cash provided by (used in) investing activities	-	-
Cash provided by (used in) financing activities	(3,948)	-
Net increase (decrease) in cash and cash equivalents	(10,372)	(3,664)

Cash Flow Used in Operating Activities

The increase in cash used in operating activities during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011 was related to new tea purchases.

Cash Flow Used in Investing Activities

No cash was provided by investing activities in the three months ended July 31, 2012 or for the three months ended July 31, 2011.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was related to borrowing from related party in the amount of $10,176 and repayment of related party debt in the amount of $14,124.

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

Our management, including our principal executive officer and our principal financial officer and principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at July 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

We incurred a net loss of $83,621 for the period from July 8, 2010 (date of inception) to July 31, 2012. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $151,221 in funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

As of August 15, 2011, our Chief Executive Officer now works full-time for our company and David Lewis Richardson, our Chief Financial Officer, currently devotes approximately 40% of his working time to our company. All of our executive officers have other business interests. While we expect Mr. Richardson to increase the percentage of the working time he devotes to our company if our operations increase, the amount of time which he devotes to our business may not be sufficient to fully develop our business. In addition, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with our executive officers as to how they allocate either their time to our company or how they handle corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of September 13, 2012, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Item 4. Mine Safety Disclosures

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
Date: September 14, 2012

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 14, 2012