Form 10-Q
period 2012-10-31
AUTHENTIC TEAS INC.
filed 2012-12-11
CIK 1523486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

4,011,600 common shares issued and outstanding as of December 7, 2012.

AUTHENTIC TEAS INC.
(A Development Stage Company)

AUTHENTIC TEAS INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended October 31, 2012 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our April 30, 2012 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our April 30, 2012 annual audited financial statements.

F-1

AUTHENTIC TEAS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,2012	April 30,2012
ASSETS
Cash	$1,894	$12,512
Accounts receivable	163	163
Inventory	3,782	3,312
Prepaid expenses and deposits	2,045	2,045

Total current assets	$7,884	$18,032
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	10,048	$1,314
Related party loan	78,833	72,761

Total current liabilities	88,881	74,075

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,011,600 shares issued and outstanding	4,012	4,012
Additional paid in capital	11,888	11,888
Deficit accumulated during development stage	(96,897)	(71,943)
Total stockholders’ deficit	(80,997	(56,043)

Total liabilities and stockholders’ deficit	$7,884	$18,032

See summary of accounting policies and notes to financial statements.

F-2

AUTHENTIC TEAS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended October 31,2012	Three months ended October 31,2011	Six months ended October 31,2012	Six months ended October 31,2011	July 8, 2010(Date of Inception)to October 31,2012
Revenue	$1,331	$752	$1,405	$3,880	$11,982
Cost of Sales	351	331	391	1,471	$5,750

Gross margin	980	421	1,014	2,409	6232

Expenses:
Advertising and promotion	1,557		1,557		4,976
General and administrative expenses	12,699	31,994	24,411	49,583	98,153

Net loss	$(13,276)	$(31,573)	$(24,954)	$(47,174)	$(96,897)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,011,600	4,011,600	4,011,600	4,011,600

See summary of accounting policies and notes to financial statements.

F-3

AUTHENTIC TEAS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended October 31, 2012	Six months ended October 31,2011	July 8, 2010(Date of Inception) to October 31,2012
Cash Flows From Operating Activities:
Net loss	$(24,954)	$(47,174)	$(96,897)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes to operating assets and liabilities:
Accounts receivable	—	—	(163)
Inventory	(470)	1,471	(3,782)
Prepaid expenses and deposits	—	(2,045)	(2,045)
Accounts payable	8,734	22,179	10,048

Net cash used in operating activities	(16,690)	(25,570)	(92,839)

Cash Flows From Financing Activities:
Proceeds from sale of stock	—	—	15,900
Payments on related party loan	(14,074)	—	(14,074)
Proceeds from related party loan	20,146	21,150	92,907
Cash provided by financing activities	6,072	21,150	94,733

Net change in cash	(10,618)	(4,420)	1,894

Cash, Beginning of Period	12,512	8,973	—

Cash, End of Period	$1,894	$4,553	$1,894

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See summary of accounting policies and notes to financial statements.

F-4

Authentic Teas Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Preparation

The accompanying unaudited interim financial statements of Authentic Teas Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Passport Arts Inc. S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form S-1 have been omitted.

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

Note 3 — Related Party Loans

During the six months ended October 31, 2012 the Company borrowed $20,146 from the president of the Company and repaid $14,076. As of October 31, 2012, $78,833 is due to the President. The loans are unsecured,, non-interest bearing and has no specific terms for repayment.

F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes ”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

•	Our business plans,
•	Our ability to raise additional finances,
•	Our anticipated future marketplaces, and
•	Our anticipated sales and marketing strategy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	Our ability to continue as a going concern,
•	General economic and business conditions,
•	Our lack of operating history,
•	Our dependence on a sole manufacture and distributor to produce our products,
•	Our brand and reputation may be damaged, and
•	The risks in the section of this quarterly report entitled “Risk Factors”,

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

To better serve European consumers, our supplier, HAM, decided in 2012 to instead seek organic certification from the International Federation of Organic Agriculture Movements (“IFOAM”). Ham has had difficulties in obtaining certification from IFOAM, which we believe may delay the shipment of our next order. If we are unable to obtain our products from HAM, our sales may be impacted due to lack of inventory.

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

HAM has agreed that the products it ships must meet:

•	the Specifications Act for the Bureau of Standardization of the Republic of Armenia, regulated by DP 3721991.1814-99, dated 12/07/1999 and which shall not contradict the requirements in force for a similar product in the country of our company; and
•	products designated as Organic by the Organic Certification body in the Republic of Armenia, must be recognized as such by the United States (USDA) and by the Canadian Food Inspection Agency.

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

We have entered into a 5-year agreement with HAM, which is the largest herbal tea producer in Armenia. We do not have the exclusive right to distribute HAM’s products in North American and HAM has no obligation to supply us with their products. We cannot guarantee that HAM will continue to supply us with our tea products or that HAM will not supply our competitors with tea products. HAM is currently our only supplier of tea products.

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

We depend on Canada Post to deliver our products. Other courier services like Fedex or UPS are considerably more expensive. Any disruptions to Canada Post’s business will impact our ability to ship our products, which will cause our financial results to suffer. Further, if Canada Post raises their shipping rates, the cost of shipping our products would increase, which would force us to either increase the selling price of our products or reduce our margin, both of which will have a negative impact on our financial results.

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

We have not made any material or significant accounting estimates or assumptions.

Milestones

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Action Required	Completion Date	Approximate Cost
Sell out our current inventory (before 1st Quarter order)	Continue advertising on Adwords and Facebook as well as advertise directly on relevant sites	Delayed to February 2013.	$4,000
Place products in specialty supermarkets	Contact and make presentations to buyers	Ongoing.	$3,000
Develop Spanish website	Translation of websites and increase geographical scope of Adwords and Facebook campaigns	Delayed to February 2013.	$2,000
Purchase Tea	Purchase additional tea products	Shipment delayed until supplier receives IFOAM certification.	$5,000
Get organic accreditation from IFOAM, the worldwide umbrella organization for the organic agriculture movement	Make relevant presentations to IFOAM authorities for accreditation	Waiting for certification	$3,000
Increase frequency of PR campaigns	Develop new PR campaigns promoting each of the milestones indicated above and send to media	Completed	$3,000
Sell out our 1st Quarter 2012 order(1)	Implement business plan as described above	Delayed to April 2013.	nil

(1)      We may be unable to sell through the 1st Quarter Order by April 2013 due to many reasons including (1) our inability to raise additional funds and implement our business plan, (2) the inability of our sole supplier to supply the 1st Quarter Order, (3) changes to consumer preferences and in economic conditions, (4) negative effects to our brand and reputation, (5) increased competition from our competitors, and (6) the risks in the section entitled “Risk Factors,” beginning on page 16.

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

Our operating results for the six month period ended October 31, 2012 and for the six month period ended October 31, 2011 are summarized as follows:

	Six Month Period Ended October 31,2012 ($)	Six Month Period Ended October 31,2011 ($)
Revenue	1,405	3,880
Cost of Sales	391	1,471
Expenses	25,968	49,583
Net Loss	24,954	47,174

Revenue and Cost of Sales

During the six month period ended October 31, 2012, we generated revenues of $1,405 with cost of sales of $391, resulting in gross margin of $1,014, compared to generating revenues of $3,880 with cost of sales of $1,471, resulting in gross margin of $2,409 for the six month period ended October 31, 2011. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues decreased during the six months ended October 31, 2012, as compared to the six months ended October 31, 2011, due to decreased sales of our tea through our website. We believe that this decrease may have been the result of the inability to make to find new customers online and to make inroads in supermarkets.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the six month period ended October 31, 2012, we incurred expenses of $25,968, consisting of general and administrative expenses of $24,411 and advertising and promotion expenses of $1,557, compared to incurring expenses of $49,583 for the six month period ended October 31, 2011, entirely consisting of general and administrative expenses. Our expenses decreased during the six months ended October 31, 2012, as compared to the six months ended October 31, 2011, due to decreased start-up and legal costs.

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

Liquidity and Capital Resources

Working Capital

Our working capital results as at October 31, 2012 and April 30, 2012 are summarized as follows:

	As of October 31, 2012 ($)	As of April 30, 2012 ($)
Current assets	7,884	18,032
Current liabilities	88,881	74,075
Working capital (deficiency)	(80,997)	(56,043)

As at October 31, 2012, we had cash of $1,894 and working capital deficiency of $80,997, compared to cash of $12,512 and working capital deficiency of $56,043 as at April 30, 2012. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $67,500 to fund our operating expenditures for the next twelve month period, as follows:

Legal, audit and accounting fees	$24,000
Transfer agent and registrar fee	2,000
Implement Business Plan	36,000
Rent	1,500
Miscellaneous	4,000
Total	$67,500

As of October 31, 2012, we had working capital deficiency of $80,997. Hence, we anticipate that we will require $148,497 additional funds to implement our business plan for the next twelve months.

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

Cash Flow

Our cash flow for the six month period ended October 31, 2012 and for the six month period ended October 31, 2011 is summarized as follows:

	Six Month Period Ended October 31, 2012 ($)	Six Month Period Ended October 31, 2011 ($)
Cash used in operating activities	16,690	25,570
Cash provided by investing activities	—	—
Cash provided by financing activities	6,072	21,150
Net increase (decrease) in cash and cash equivalents	(10,618)	(4,420)

Cash Flow Used in Operating Activities

The decrease in cash used in operating activities during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011 was due to lower costs in legal and auditing fees and in operating the business in general.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the six months ended October 31, 2012 or for the six months ended October 31, 2011.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was related to the repayment of related party debt in the amount of $14,074 and the proceeds received from a loan from our company’s president in the amount of $20,146. The loan is unsecured, non-interest bearing and has no specific terms for repayment.

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

Our management, including our principal executive officer and our principal financial officer and principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

We incurred a net loss of $96,897 for the period from July 8, 2010 (date of inception) to October 31, 2012. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the year ended April 30, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings.  Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $148,497 in funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

We currently offer 15 varieties of loose-leaf teas. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas that both meet our standards for quality and appeal to customers’ preferences. Failure to innovate, develop, source, market and price new varieties of tea that consumers want to buy could lead to a decrease in our sales and profitability.

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

Because we rely on HAM to produce our teas, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

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

Events that adversely affect HAM could impair our ability to obtain inventory in the quantities that we desire. Such events include difficulties or problems with our vendors’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters or other catastrophic occurrences. To better serve European consumers, our supplier, HAM, decided in 2012 to instead seek organic certification from the IFOAM. Ham has had difficulties in obtaining certification from IFOAM, which we believe may delay the shipment of our next order. If we are unable to obtain our products from HAM, our sales may be impacted due to lack of inventory.

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

While as of August 15, 2011 our Chief Executive Officer now works full-time for our company, David Lewis Richardson, our Chief Financial Officer, currently devotes approximately 40% of his working time to our company. All of our executive officers have other business interests. While we expect Mr. Richardson to increase the percentage of the working time he devotes to our company if our operations increase, the amount of time which he devotes to our business may not be sufficient to fully develop our business. In addition, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with our executive officers as to how they allocate either their time to our company or how they handle corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

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

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant new products;
•	the inability to obtain our teas; and
•	the loss of key management or personnel.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December 7, 2012, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Description of Exhibit
3.1		Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
3.2		Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.1		Agreement with Authentic Teas Inc. and HAM Ltd. Co. dated June 14, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.2		Lease Agreement between Authentic Teas Inc. and 107684 Canada Inc. dated July 30, 2010 (incorporated by reference from our Form S-1 Registration Statement, filed on June 17, 2011)
10.3		Form of Subscription Agreement for $0.001 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.4		Form of Subscription Agreement for $0.01 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
10.5		Form of Subscription Agreement for $0.25 (incorporated by reference from our Form S-1/A Registration Statement, filed on July 25, 2011)
31.1	*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.	INS*	XBRL INSTANCE DOCUMENT
101.	SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.	CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.	DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.	LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.	PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIC TEAS INC.

By:

/s/ Hrant Isbeceryan
Hrant Isbeceryan
President and Director
(Principal Executive Officer)
Date: December 11, 2012

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: December 11, 2012

