Form 10-Q
period 2013-01-31
AUTHENTIC TEAS INC.
filed 2013-03-14
CIK 1523486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes ☒     No ☐

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

4,011,600 common shares issued and outstanding as of March 9, 2013.

AUTHENTIC TEAS INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended January 31, 2013 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our April 30, 2012 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our April 30, 2012 annual audited financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash	$2,284	$12,512
Accounts receivable	163	163
Inventory	3,338	3,312
Prepaid expenses and deposits	2,045	2,045

Total current assets	$7,830	$18,032
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,139	$1,314
Related party loan	84,574	72,761

Total current liabilities	94,713	74,075

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,011,600 shares issued and outstanding	4,012	4,012
Additional paid in capital	11,888	11,888
Deficit accumulated during development stage	(102,783)	(71,943)
Total stockholders’ deficit	(86,883)	(56,043)

Total liabilities and stockholders’ deficit	$7,830	$18,032

See summary of accounting policies and notes to unaudited financial statements.

F-1

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended Jan 31, 2013	Three months ended January 31, 2012	Nine months ended January 31, 2013	Nine months ended January 31, 2012	July 8, 2010 (Date of Inception) to January 31, 2013
Revenue	$2,054	$1,475	$3,459	$5,355	$14,036
Cost of Sales	444	574	835	2,045	6,194

Gross margin	1,610	901	2,624	3,310	7,842

Expenses:
Advertising and promotion	—	1,192	1,557	2,808	4,976
General and administrative expenses	7,496	16,264	31,907	64,232	105,649

Net loss	$(5,886)	$(16,555)	$(30,840)	$(63,730)	$(102,783)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	4,011,600	4,011,600	4,011,600	4,011,600

See summary of accounting policies and notes to unaudited financial statements.

F-2

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2013	Nine months ended January 31, 2012	July 8, 2010 (Date of Inception) to January 31, 2013
Cash Flows From Operating Activities:
Net loss	$(30,840)	$(63,730)	$(102,783)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts receivable	—	—	(163)
Inventory	(26)	2,007	(3,338)
Prepaid expenses and deposits	—	(2,045)	(2,045)
Accounts payable	8,825	19,862	10,139

Net cash used in operating activities	(22,041)	(43,906)	(98,190)

Cash Flows From Financing Activities:
Proceeds from sale of stock	—	—	15,900
Repayments on related party loan	(16,591)	—	(16,591)
Proceeds from related party loan	28,404	38,650	101,165
Cash provided by financing activities	11,813	38,650	100,474

Net change in cash	(10,228)	(5,256)	2,284

Cash, Beginning of Period	12,512	8,973	—

Cash, End of Period	$2,284	$3,717	$2,284

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—	$—

See summary of accounting policies and notes to unaudited financial statements.

F-3

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

Note 3 — Related Party Loans

During the nine months ended January 31, 2013, the Company borrowed $28,404 from the president of the Company and repaid $16,591. As of January 31, 2013, $84,574 is due to the president. The loans are unsecured, non-interest bearing and have no specific terms for repayment.

F-4

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
  Our dependence on one manufacture and distributor to produce our products,
  Our brand and reputation may be damaged, and
  The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

Corporate History

We were incorporated under the laws of the State of Nevada on July 8, 2010. We are a specialty retailer of premium loose-leaf teas. We currently offer our fifteen different types of teas through our online store www.authentic-teas.com. Our long-term goal is to start supplying specialty supermarkets with our teas.

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

Currently, the fifteen tea varieties offered by us are as follows:

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

We have developed a product called the Highlands Sampler with smaller 15g (as opposed to our regular 50g) pouches with all seven teas in a gift box. The Highlands Sampler is our biggest seller as well as our most profitable item.

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

Plan of Operation

We were incorporated in the State of Nevada on July 8, 2010. We are a specialty retailer of premium loose-leaf teas. We currently offer our fifteen different types of teas through our online store www.authentic-teas.com. Our initial focus is to market directly to consumers through our online store. Our goal is to start supplying specialty supermarkets with our teas.

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

Milestones

Our supplier, HAM, has been working on obtaining IFOAM organic certification for our products. We are waiting for HAM to obtain this certification before replenishing our inventory. We anticipate that we have enough inventory to continue to Fall 2013. If HAM fails to get certification by the time we run out of inventory, we will either need to find a new supplier with organic certification or sell the tea as non-organic.

During the last few months, we participated in numerous film and cultural festivals in Toronto and Montreal where we sold our teas from rented booths. We hope to continue to participate in such events. We also launched a Spanish version of our website, which we anticipate will complement our existing English and French websites. In order to significantly increase our present sales, we must obtain distribution in specialty supermarkets and grocery stores. To date, we have been unsuccessful in obtaining any distribution for our products. Our primary milestone for the next 12 months is to obtain distribution for our products.

Since our revenues are insufficient, we anticipate our milestones will have to be financed by shareholders or by management. We do not currently have any formal arrangement in place with any of our shareholders or management and we may be unable to obtain additional funds. The purchase of additional inventory will take priority over all other milestones. If we are unable to obtain additional funds, we plan to delay all of our milestones, other than the purchase of additional products, until we have the funds necessary to complete the next milestone. If we delay our milestones, we anticipate that we would have decreased sales, which may have a material adverse effect on our business, results of operations and financial condition. The impact on our business, results of operations and financial condition may be greater the longer our milestones are delayed.

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

Our operating results for the nine month periods ended January 31, 2013 and January 31, 2012 are summarized as follows:

	Nine Months Period Ended January 31, 2013 ($)	Nine Months Period Ended January 31, 2012 ($)
Revenue	3,459	5,355
Cost of Sales	835	2,045
Expenses	33,464	67,040
Net Loss	(30,840)	(63,730)

Revenue and Cost of Sales

During the nine month period ended January 31, 2013, we generated revenues of $3,459 with cost of sales of $835, resulting in gross margin of $2,624, compared to generating revenues of $5,355 with cost of sales of $2,045, resulting in gross margin of $3,310 for the nine month period ended January 31, 2012. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues decreased during the nine months ended January 31, 2013, as compared to the nine months ended January 31, 2012, due to a decrease in online advertising as we focused on sales from festivals.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the nine month period ended January 31, 2013, we incurred expenses of $33,464, consisting of general and administrative expenses of $31,907 and advertising and promotion expenses of $1,557, compared to incurring expenses of $67,040, consisting of general and administrative expenses of $64,232 and advertising and promotion expenses of $2,808, for the nine month period ended January 31, 2012. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Our expenses decreased during the nine months ended January 31, 2013, as compared to the nine months ended January 31, 2012, due to decreased start-up and legal costs.

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

Liquidity and Capital Resources

Working Capital

Our working capital results as at January 31, 2013 and April 30, 2012 are summarized as follows:

	As of January 31, 2013 ($)	As of April 30, 2012 ($)
Current assets	7,830	18,032
Current liabilities	94,713	74,075
Working capital (deficiency)	(86,883)	(56,043)

As at January 31, 2013, we had cash of $2,284 and working capital deficiency of $86,883, compared to cash of $12,512 and working capital deficiency of $56,043 as at April 30, 2012. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

As of January 31, 2013, we had working capital deficiency of $86,883. Hence, we anticipate that we will require $154,383 additional funds to implement our business plan for the next twelve months.

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

Cash Flow

Our cash flow for the nine month period ended January 31, 2013 and for the nine month period ended January 31, 2012 is summarized as follows:

	Nine Month Period Ended January 31, 2013 ($)	Nine Month Period Ended January 31, 2012 ($)
Cash used in operating activities	(22,041)	(43,906)
Cash provided by investing activities	-	-
Cash provided by financing activities	11,813	38,650
Net increase (decrease) in cash and cash equivalents	(10,228)	(5,256)

Cash Flow Used in Operating Activities

The decrease in cash used in operating activities during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012 was due to lower costs in legal and auditing fees and in operating the business in general.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the nine months ended January 31, 2013 or for the nine months ended January 31, 2012.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was related to the repayment of related party debt in the amount of $16,591 and the proceeds received from a loan from our company’s president in the amount of $28,404. The loan is unsecured, non-interest bearing and has no specific terms for repayment.

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

Our management, including our principal executive officer and our principal financial officer and principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of January 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at January 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

We incurred a net loss of $102,783 for the period from July 8, 2010 (date of inception) to January 31, 2013. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings.  Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $154,383 in funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

We currently offer fifteen varieties of loose-leaf teas. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas that both meet our standards for quality and appeal to customers’ preferences. Failure to innovate, develop, source, market and price new varieties of tea that consumers want to buy could lead to a decrease in our sales and profitability.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of March 9, 2013, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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
Date: March 14, 2013

/s/ David Lewis Richardson
David Lewis Richardson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 14, 2013

