Form 10-K
period 2013-04-30
AUTHENTIC TEAS INC.
filed 2013-07-18
CIK 1523486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-175003

Authentic Teas Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1221102
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 1801-1 Yonge Street, Toronto, Ontario M5E 2A3 Canada
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  416.306.2493

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered

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

As of October 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $303,480, based on 1,011,600 common shares held by non-affiliates and last sale prior to October 31, 2012 being $0.30.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,011,600 shares of common stock as at July 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

3

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

Item 1. Business.

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
6

Six of the eight blends are unique in the marketplace as black and green teas from Georgia in combination with Armenian wild crafted herbs. The other two are new wild-crafted herbal blends. We began selling the new blends on June 2, 2012.

Herbs such as oregano, mint, thyme, and many more are abundant in Armenia. All our teas are wild-harvested from the alpine regions of Armenia. Blending ancient and modern methods, we have derived our teas from traditional medieval Armenian manuscripts, which we believe have been refined for contemporary palates and health benefits.

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

We have developed three samplers called the Highlands Sampler, the Caucasus’ Sampler, and the Ancient Armenia Sampler. Our samplers have smaller pouches of tea (15g as opposed to our regular 50g) with a variety of teas in each sampler.

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

Conventional tea trading involves many players including tea estate holders, outgrowers, small holders, auction markets and factory-based processors. We purchase directly from our supplier bypassing conventional tea auctions and markets which many of our competitors rely upon. In conventional tea production, the typical supply chain timeline from harvesting leaves through processing to supermarket shelf is approximately 20 to 30 weeks. Our operational structure allows for this timeline to be shortened to as little as four weeks. Product quality for premium tea is significantly negatively impacted by lengthy timelines as teas degrade in taste and aroma over time. We believe that achieving timeline efficiencies help differentiate our tea’s quality and unique production approach from that of our competitors.

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

Our Marketing Strategy

We believe our marketing strategy:

•	distinguishes us from larger, ‘big brand’ competitors,
•	educates consumers regarding our boutique herbal tea blends and the overall benefits of herbal tea in general, and
•	contributes to the growth of tea culture and demand for more enriching, authentic tea experiences.

During the year ended April 30, 2011, our central message to consumers was “From an authentic people comes…Authentic Teas”. Our goal was to captivate our audience with the ancient story of Armenian tea. To help make that connection, we commissioned a video of the tea crafting process in Armenia. Our website contains the video along with more aspects of tea culture that we believe enhances the online tea buyers experience and education of our products.

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

Employees

As of the date hereof, we employ no full-time employees and no part-time employees, other than our executive officers.

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

We incurred a net loss of $114,042 for the period from July 8, 2010 (date of inception) to April 30, 2013. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our revenues, cash on hand and additional financings.  Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $163,311 in funds to implement our business plan for the next twelve months. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

Our business is not diversified and consists of developing, sourcing, marketing and selling premium loose-leaf teas. Consumer preferences often change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on United States consumers becoming educated on the many positive attributes of tea. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium looseleaf teas would also have a material adverse effect on our results of operations.

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

We believe that our brand is important to our success and our competitive position; however, we currently do not have any registered trademarks. We believe that we will be unable to trademark our name because it is too generic to register for trademark protection. We believe that we may be able to apply for trademark protection for our logo. If we are unable to register our trademarks in the future or that protection is inadequate for future products, our business may be materially adversely affected.

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

While as of August 15, 2011 our Chief Executive Officer now works full-time for our company, David Lewis Richardson, our Chief Financial Officer, currently devotes approximately 40% of his working time to our company. All of our executive officers have other business interests. While we expect Mr. Richardson to increase the percentage of the working time he devotes to our company if our operations increase, the amount of time which he devotes to our business may not be sufficient to fully develop our business. In addition, there exists potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with our executive officers as to how they allocate either their time to our company or how they handle corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

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

Hrant Isbeceryan, our Chief Executive Officer, and one of our directors, beneficially owns 62.3% of our issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Isbeceryan could result in management making decisions that are in his best interest and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of July 9, 2013, there were 4,011,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal offices are located at 1801-1 Yonge Street, Toronto, Ontario M5E 2A3. On August 1, 2010, we entered into a month-to-month lease on a small office space with 10768 Canada Inc. dba Telsec Business Centres for $138.88 per month. Either party can terminate the lease with 60 days notice. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs.

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

Item 4. Mine safety disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

We have issued 4,011,600 shares of our common stock since our inception on July 8, 2010, of which 3,000,000 are restricted shares. There are no outstanding options or warrants or securities that are convertible into common shares.

Holders of Our Common Stock

As at July 9, 2012, we had 38 holders of our common stock. Our transfer agent is Nevada Agency and Transfer Company with an office at 50 West Liberty Street, Suite 880, Reno NV 89501.

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

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended April 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans

We do not have any stock compensation plans.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2013, we did not purchase any of our equity securities.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the period ended April 30, 2013 and related notes thereto.

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

The United States dollar is the agreed upon currency between our company and our supplier. If the United States dollar weakens against other currencies, our products will become more expensive to import forcing us to either increase the selling price or reduce our margin, both of which will have a negative impact on our financial condition. Due to our large profit margins, we do not believe that inflation will have any impact on our net sales or income from continuing operations.

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

Last summer, we participated in numerous film and cultural festivals in Toronto and Montreal where we sold our teas from rented booths. We hope to continue to participate in such events. We also launched a French version of our website, which we anticipate will complement our existing English website. In order to significantly increase our present sales, we must obtain distribution in specialty supermarkets and grocery stores. To date, we have been unsuccessful in obtaining any distribution for our products. Our primary milestone for the next 12 months is to obtain distribution for our products.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the audited annual financial statements and the notes to the audited annual financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Year ended April 30, 2013 compared to the year ended April 30, 2012

Our operating results for the years ended April 30, 2013 and April 30, 2012 are summarized as follows:

	Year Ended April 30, 2013 ($)	Year Ended April 30, 2012 ($)
Revenue	4,267	5,920
Cost of Sales	1,061	2,290
Expenses	45,305	61,221
Net Loss	42,099	57,591

Revenue and Cost of Sales

During the year ended April 30, 2013, we generated revenues of $4,267 with cost of sales of $1,061, resulting in gross margin of $3,206, compared to generating revenues of $5,920 with cost of sales of $2,209, resulting in gross margin of $3,630 for the year ended April 30, 2012. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues decreased during the year ended April 30, 2013, as compared to the year ended April 30, 2012, due to a decrease in online advertising as we focused on sales from festivals.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the year ended April 30, 2013, we incurred expenses of $45,305, consisting of general and administrative expenses of $43,488 and advertising and promotion expenses of $1,817, compared to incurring expenses of $61,221 for the year ended April 30, 2012. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Our general and administrative expenses decreased due to decreased start-up and legal costs.

Our supplier has agreed to keep the prices charged to us the same in the short term. However, due to the weakening United States dollar, they have forewarned us that they may increase their prices next year. The weakening United States dollar also puts us at a disadvantage when we buy Canadian dollars with our United States dollar revenue to pay our expenses.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

Working Capital as at April 30, 2013

	As at April 30, 2013	As at April 30, 2012
Current Assets	$5,320	$18,032
Current Liabilities	$103,462	$74,075
Working Capital (Deficiency)	$(98,142)	$(56,043)

Our working capital deficiency increased from the year ended April 30, 2012 to April 30, 2013 primarily due to lower than expected sales and increased payables.

As at April 30, 2013, we had cash of nil and working capital deficiency of $98,142, compared to cash of $12,512 and working capital deficiency of $56,043 as at April 30, 2012. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

As of April 30, 2013, we had working capital deficiency of $98,142. Hence, we anticipate that we will require $163,311 additional funds to implement our business plan for the next twelve months.

Cash Flows

	Year ended April 30, 2013	Year ended April 30, 2012
Cash provided by (used in) Operating Activities	$(28,325)	$(58,722)
Cash provided by (used in) Investing Activities	$—	$—
Cash provided by (used in) Financing Activities	$15,813	$62,261
Net Increase (Decrease) in Cash	$(12,512)	$3,539

Cash Used in Operating Activities

We used cash in operating activities in the amount of $28,325 during the year ended April 30, 2013 and $58,722 during the year ended April 30, 2012. Cash used in operating activities was funded primarily by cash from financing activities.

Cash Used in Investing Activities

No cash was used in investing activities during the year ended April 30, 2013 or during the year ended April 30, 2012.

Cash from Financing Activities

We generated cash of $15,813 from financing activities during the year ended April 30, 2013 compared to cash of $62,261 generated from financing activities during the year ended April 30, 2012. The decrease in cash flow provided by financing activities was related to the repayment of related party debt in the amount of $16,591 and the proceeds received from a loan from our company’s president in the amount of $32,404. The loans are unsecured, non-interest bearing and has no specific terms for repayment.

Going Concern

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

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the period from July 8, 2010 (date of inception) to April 30, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending April 30, 2014.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending April 30, 2014.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at April 30, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Authentic Teas, Inc

(A Development Stage Company)

Toronto, Canada

We have audited the accompanying consolidated balance sheets of Authentic Teas, Inc and its subsidiary (a development stage company) (collectively, the “Company”) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 08, 2010 (inception) through April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Authentic Teas, Inc and its subsidiary as of April 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended and for the period from July 08, 2010 (inception) through April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com

Houston, Texas

July 17, 2013

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2013	April 30, 2012
ASSETS
Current assets:
Cash	$—	$12,512
Accounts receivable	163	163
Inventory	3,112	3,312
Prepaid expenses and deposits	2,045	2,045

Total current assets	$5,320	$18,032
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,888	$1,314
Related party loan	88,574	72,761

Total current liabilities	103,462	74,075

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,011,600 shares issued and outstanding	4,012	4,012
Additional paid in capital	11,888	11,888
Deficit accumulated during development stage	(114,042)	(71,943)
Total stockholders’ deficit	(98,142)	(56,043)

Total liabilities and stockholders’ deficit	$5,320	$18,032

See summary of accounting policies and notes to consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			July 8, 2010 (Date of
	Year ended	Year ended	Inception) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Revenue	$4,267	$5,920	$14,844
Cost of Sales	1,061	2,290	6,420

Gross margin	3,206	3,630	8,424

Expenses:
Advertising and promotion	1,817	3,419	5,236
General and administrative expenses	43,488	57,802	117,230

Net loss	$(42,099)	$(57,591)	$(114,042)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	n/a

Weighted average number of common shares outstanding	4,011,600	4,011,600	n/a

See summary of accounting policies and notes to consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			July 8, 2010 (Date of
	Year ended	Year ended	Inception) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Cash Flows From Operating Activities:
Net loss	$(42,099)	$(57,591)	$(114,042)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts receivable	—	—	(163)
Inventory	200	2,207	(3,112)
Prepaid expenses and deposits	—	(2,045)	(2,045)
Accounts payable	13,574	(1,293)	14,888

Net cash used in operating activities	(28,325)	(58,722)	(104,474)

Cash Flows From Financing Activities:
Proceeds from sale of stock	—	—	15,900
Payments on related party loan	(16,591)	—	(16,591)
Proceeds from related party loan	32,404	62,261	105,165
Cash provided by financing activities	15,813	62,261	104,474

Net change in cash	(12,512)	3,539	—

Cash, Beginning of Period	12,512	8,973	—

Cash, End of Period	$—	$12,512	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	—	—	—

See summary of accounting policies and notes to consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From July 8, 2010 (Date of Inception) to April 30, 2013

			Additional	Deficit Accumulated
	Common Stock		Paid in	during
	Shares	Par Value	Capital	Development Stage	Total
Common Stock Issued for Cash at Initial Capitalization for $0.001 per share	3,000,000	$3,000	$—	$—	$3,000
Common Stock Issued for Cash at $0.01 per share	1,000,000	1,000	9,000	—	10,000
Common Stock Issued for at $0.25 per share	11,600	12	2,888	—	2,900
Net Loss	—	—	—	(14,352)	(14,352)
Balance at April 30, 2011	4,011,600	4,012	11,888	(14,352)	1,548

Net Loss	—	—	—	(57,591)	(57,591)
Balance at April 30, 2012	4,011,600	4,012	11,888	(71,943)	(56,043)

Net Loss	—	—	—	(42,099)	(42,099)
Balance at April 30, 2013	4,011,600	$4,012	$11,888	$(114,042)	$(98,142)

See summary of accounting policies and notes to consolidated financial statements.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1 — Description of Business and Significant Accounting Policies

Authentic Teas Inc. (“our”, “Authentic Teas” or the “Company”) incorporated in the State of Nevada on July 8, 2010. Authentic Teas’s wholly owned subsidiary was incorporated in the province of Ontario, Canada on July 8, 2010. Authentic Teas intends to sell through an on-line website, organically grown herbal teas, imported from the South Caucasus Region of the Armenian Highlands. Authentic Teas procures directly from Armenian growers, lands the bagged herbal tea in North America, and sells online primarily to the US, UK and Canada markets.

At April 30, 2013, substantially all of Authentic Teas assets and operations are located and conducted in Canada.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They include the accounts of the company and our subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies - (continued)

Development Stage

Authentic Teas is a development stage company as defined in ASC 915, as it is devoting substantially all of its efforts to developing markets for its product and there have been no significant revenues from planned principal operations from inception through April 30, 2013. Consequently accumulated amounts are shown from the commencement of this development stage, July 8, 2010.

Consolidation Policy

These consolidated financial statements include the accounts of Authentic Teas, incorporated in Ontario, Canada which we have the ability to control either through voting rights or means other than voting rights.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies - (continued)

At April 30, 2012 the Company has accumulated net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carry forward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. The Company may not be able to use available losses within the carry forward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carry forward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the deferred tax assets at April 30, 2013, will not be realized. No further provision was recorded as a full valuation allowance has been provided against deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

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

Currency Translation

Authentic Teas’ functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date in accordance with ASC 830, “Foreign Currency Translation”. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. Authentic Teas has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. As of April 30, 2013, foreign currency translations were nominal.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies - (continued)

Loss Per Share

Loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic loss per share is computed based upon the weighted average number of shares of Common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities into common stock. Outstanding options and warrants to purchase common stock and the common stock equivalents of convertible preferred stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e. would reduce the loss per share). As at April 30, 2013, there were no options or share purchase warrants outstanding.

Note 4 — Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized. During fiscal 2009, the Company incurred net losses and therefore has no current tax liability. The net deferred tax asset generated by the Company’s net operating loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is $114,042 as at April 30, 2013. Under current tax laws, the net operating loss is set to expire on April 30, 2023.

At April 30, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Deferred tax assets	$22,100	$14,560
Less: valuation allowance	(22,100)	(14,560)
Net deferred tax assets	$—	$—

Note 5 — Related Party Transactions

As of April 30, 2012 the Company owes its President $86,574. The loan is unsecured, non-interest bearing and due on demand.

As of April 30, 2012 the Company owes its Director $2,000. The loan is unsecured, non-interest bearing and due on demand.

Note 6 — Common Stock

(a)	On July 15, 2010, the Company issued 2,500,000 shares of common stock to a non-US person at $0.001 per share for cash proceeds of $2,500.

(b)	On July 15, 2010, the Company issued 250,000 shares of common stock to a non-US at $0.001 per share for cash proceeds of $250.

(c)	On August 3, 2010, the Company issued 250,000 shares of common stock to a non-US person at $0.001 per share for cash proceeds of $250.

(d)	During September and October 2010, the Company issued 1,000,000 shares of common stock to non- US persons at $0.01 per share for cash proceeds of $10,000.

(e)	During the period November 2010 through April 2011, the Company issued 11,600 common stock to non-US persons at $0.25 per share for cash proceeds of $2,900.

Note 7 — Subsequent Events

The company has evaluated events from May 1, 2013 through the date of this report and determined there is nothing to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Hrant Isbeceryan	Chief Executive Officer, President, Secretary, Treasurer and a Director	34	July 8, 2010
David Lewis Richardson	Chief Financial Officer and a Director	34	July 8, 2010
Evan Michael Hershfield	Director	32	July 8, 2010

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years.

Hrant Isbeceryan - Chief Executive Officer, President, Secretary, Treasurer and Director

Mr. Isbeceryan attended the University of British Columbia, graduating with a Bachelor of Commerce specializing in marketing in 2000. He gained sales and marketing experience in the consumer product goods industry while working as a territory manager for Frito-Lay, a global leader in ready-to-eat snack foods. Through his employment with Frito-Lay, he gained knowledge regarding point of sale merchandising and other retail level marketing efforts while managing various territories within the drugstore, box store, and convenience channels. Mr. Isbeceryan then joined the competitive commercial flooring solutions market, working with some large carpet manufacturers, engaged in business to business sales with multinational companies. From December 2006 to February 2008, Mr. Isbeceryan worked for Beaulieu Canada as a Sales Executive, where he worked with the architecture and design community to offer flooring products geared towards the corporate end of the market. From February 2008 to January 2010, Mr. Isbeceryan worked for Tandus Flooring as an account manager. At Tandus, Mr. Isbeceryan worked with the architecture and design community as well as the property management industry and end users such as Cineplex cinemas and Toronto Dominion Bank.

In February 2010, Mr. Isbeceryan joined Roya Manufacturing, where he currently leads a sales team providing products to the commercial design, property management and construction markets. From July 2010, Mr. Isbeceryan has been our Chief Executive Officer, President, Secretary, and Treasurer.

We believe Mr. Isbeceryan is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

David Richardson - Chief Financial Officer and a Director

After graduating with a Bachelor of Commerce from the University of British Columbia specializing in marketing, Mr. Richardson started his career with Argent Software, a large US-based financial software firm. Within five years he was Director of National Sales, managing the Canadian sales team to drive an annual organic growth rate of thirty percent. Following that, he moved into financial management in a director’s role and assisted with implementing strategic initiatives within the company. Since 2006, Mr. Richardson has been a senior director at BPS Resolver, a financial software firm providing governance, risk, and compliance (GRC) solutions to over 350 top brand organizations in 100 countries. During his tenure at BPS Resolver, Mr. Richardson has working relationships with large clients including Avon, WestJet, Aeroplan, Yellow Pages, and Disney.

We believe Mr. Richardson is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

Evan Hershfield - Director

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

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors, nor do we have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not had operations to date, and with the limited expenditures we expect over the next two years, we believe the services of a financial expert are not yet warranted. As such, our board of directors act as our audit committee and handle matters related to compensation and nomination of directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Nomination Procedures For Appointment of Directors

As of July 9, 2013, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this Annual Report.

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

Item 11. Executive Compensation.

The following table shows the compensation received by our executive officers during the year ended April 30, 2013 and for the year ended April 30, 2012:

SUMMARY COMPENSATION TABLE - PERIOD ENDED December 31, 2013
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Hrant Isbeceryan Director, Chief Executive Officer, President, Secretary and Treasurer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Lewis Richardson Chief Financial Officer and a Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of July 9, 2013, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Hrant Isbeceryan 2820-33 Harbour Square, Toronto, ONT M5J 2G2	common stock	2,500,000	Direct	62.3%
David Lewis Richardson 2820-33 Harbour Square, Toronto, ONT M5J 2G2	common stock	250,000	Direct	6.2%
Evan Michael Hershfield 9b Claxton Blvd., Toronto, Ontario M6C 1L7	common stock	250,000	Direct	6.2%
Directors and Executive Officers as a Group (3 persons)	common stock	3,000,000		74.7%

Notes

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.
(2)	Based on 4,011,600 shares of common stock issued and outstanding as of July 9, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Transactions with related persons

Other than as disclosed below, there has been no transaction, since the beginning of the year ended April 30, 2013, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

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

During the year ended April 30, 2013 we borrowed $86,574 from Hrant Isbeceryan, our Chief Executive Officer and $2,000 from a director of our company. The loans are unsecured, non-interest bearing and have no specific terms for repayment.

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Item 14. Principal accounting Fees and Services.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Malone Bailey LLP, our independent registered public accounting firm for the years ended April 30, 2013 and April 30, 2012:

Fees	2013	2012
Audit Fees	$12,000	12,000
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$12,000	12,000

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an external auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our entire board of directors); or
•	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Malone Bailey LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey LLP’s independence.

Item 15. Exhibits, Financial Statement Schedules.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
(10)	Material Contracts
10.1(1)	Agreement between Authentic Teas Inc. and HAM Ltd. Co dated June 15, 2010
10.2(1)	Lease Agreement between Authentic Teas Inc. and 107684 Canada Inc. dated July 30, 2010
10.3(2)	Form of Subscription Agreement for $0.001
10.4(2)	Form of Subscription Agreement for $0.01
10.5(2)	Form of Subscription Agreement for $0.25
(21)	Subsidiaries
21.1	None
(33)	Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hrant Isbeceryan
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of David Lewis Richardson
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hrant Isbeceryan
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of David Lewis Richardson
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: July 18, 2013

/s/ David Lewis Richardson

David Lewis Richardson

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)
Date: July 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hrant Isbeceryan
Hrant Isbeceryan

President and Director
(Principal Executive Officer)

Date: July 18, 2013

/s/ David Lewis Richardson
David Lewis Richardson

Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: July 18, 2013

/s/ Evan Michael Hershfield
Evan Michael Hershfield

Director

Date: July 18, 2013

