Form 10-Q
period 2013-07-31
AUTHENTIC TEAS INC.
filed 2013-09-06
CIK 1523486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-175003

AUTHENTIC TEAS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1221102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2105 Plantation Village Dorado, Puerto Rico 00646
(Address of principal executive offices) (zip code)

(631) 521-9700
(Registrant’s telephone number, including area code)

Suite 1801-1 Yonge Street, Toronto, Ontario, Canada M5E 2A3
(Former name, former address and former fiscal year, if changed since last report)

With a copy to:

Philip Magri, Esq.

The Magri Law Firm, PLLC

11 Broadway, Suite 615

New York, NY 10004

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

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

Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

4,011,600 shares of common stock, par value $0.001 per share, issued and outstanding as of September 6,  2013.

AUTHENTIC TEAS INC.

(A Development Stage Company)

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2013	April 30, 2013
ASSETS
Current assets:

Cash	$581	$—
Accounts receivable	163	163
Inventory	3,013	3,112
Prepaid expenses and deposits	2,045	2,045

Total current assets	$5,802	$5,320
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Accounts payable	$19,562	$14,888
Related party loan	91,174	88,574

Total current liabilities	110,736	103,462

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,011,600 shares issued and outstanding, respectively	4,012	4,012
Additional paid in capital	11,888	11,888
Deficit accumulated during development stage	(120,834)	(114,042)
Total stockholders’ deficit	(104,934)	(98,142)

Total liabilities and stockholders’ deficit	$5,802	$5,320

See summary of accounting policies and notes to unaudited consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months	Three months	July 8, 2010 (Date of Inception)
	ended	ended	to
	July 31,	July 31,	July 31,
	2013	2012	2013

Revenue	$398	$74	$15,242
Cost of Sales	99	40	6,519

Gross margin	299	34	8,723

Expenses:
Advertising and promotion	14	—	5,250
General and administrative expenses	7,077	11,712	124,307
Total operating expenses	7,091	11,712	129,557

Net loss	$(6,792)	$(11,678)	$(120,834)

Basic and diluted net loss per common share	$0.00	$0.00	N/A

Weighted average number of common shares outstanding	4,011,600	4,011,600	N/A

See summary of accounting policies and notes to unaudited consolidated financial statements.

AUTHENTIC TEAS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months	Three months	July 8, 2010 (Date of Inception)
	ended	ended	to
	July 31,	July 31,	July 31,
	2013	2012	2013

Cash Flows From Operating Activities:
Net loss	$(6,792)	$(11,678)	$(120,834)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts receivable	—	—	(163)
Inventory	99	(821)	(3,013)
Prepaid expenses and deposits	—	—	(2,045)
Accounts payable	4,674	6,075	19,562

Net cash used in operating activities	(2,019)	(6,424)	(106,493)

Cash Flows From Financing Activities:

Proceeds from sale of stock	—	—	15,900
Proceeds from related party loan	2,600	10,176	107,765
Repayments of related party debt	—	(14,124)	(16,591)
Cash provided by (used in) financing activities	2,600	(3,948)	107,074

Net change in cash	581	(10,372)	581

Cash, Beginning of Period	—	12,512	—

Cash, End of Period	$581	$2,140	$581

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See summary of accounting policies and notes to unaudited consolidated financial statements.

Authentic Teas Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim financial statements of Authentic Teas Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Authentic Teas, Inc. form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

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

Note 3 — Related Party Loans

As of July 31, 2013, $91,174 is due to the former President and Chief Financial Officer. The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4- Subsequent Events

On August 23, 2013 (the “Closing Date”), the Company, Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield, constituting all of the executive officers and members of the Board of Directors of the Company (the “Selling Stockholders”), and RDA Equities, LLC, a Puerto Rico limited liability company (“RDA”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which RDA purchased from the Selling Stockholders an aggregate of 2,750,000 shares, par value $0.001 per share, of restricted common stock of the Company (the “Shares”) in consideration for $0.001 per Share (the “Purchase Price”), for an aggregate purchase price of $2,750 (the “Transaction”).

Such shares purchased by RDA are deemed to be “restricted securities” under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and represent approximately 68.6% of the 4,011,600 outstanding shares of common stock of the Company as of such date. Ralph M. Amato is the Managing Member of RDA and has voting and dispositive control over the securities held by RDA.

Pursuant to the terms and conditions of the Stock Purchase Agreement, on the Closing Date, the Board of Directors of the Company appointed Joseph Spiteri and Ralph M. Amato as members to the Board of Directors; Hrant Isbeceryan and David Lewis Richardson, the current executive officers of the Company, resigned from the Company; the Board of Directors appointed the Joseph Spiteri as the Company’s Chief Executive Officer, President, Secretary and Treasurer; Ronald J. Everett as the Company’s Chief Financial Officer; and Nicholas P. DeVito as the Company’s Chief Operating Officer; and Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield resigned from the Board of Directors, effective immediately.

Also pursuant to the Stock Purchase Agreement, the Company agreed to effectuate a three-for-one (3:1) forward stock split of the Company’s outstanding Common Stock (the “Forward Stock Split”); a business combination by merging the Company with and into a corporation formed in the Commonwealth of Puerto Rico, with the Company being the non-surviving entity and the Puerto Rico corporation being the surviving entity (the “Surviving Corporation”) and with each outstanding share of the Common Stock of the Company being automatically converted into one share of Common Stock of the Surviving Corporation (the “Merger”); and the Surviving Corporation subsequently acquiring certain intellectual property assets of Mobile Data Systems, Inc., a New York corporation (the “Acquisition”). In the event the Merger and Acquisition are not consummated on or prior to the 90th day following the Closing Date, the Company agreed to undertake all reasonable efforts to remove the then current directors and officers of the Company in accordance with applicable corporate law and replace such individuals with Hrant Isbeceryan as President, Chief Executive Officer and director, David Lewis Richardson as Chief Financial Officer, Secretary, Treasurer and director and Evan Michael Hershfield as director, and unless otherwise consented to in writing by Hrant Isbeceryan, cease all actions in connection with the Forward Stock Split, Merger and Acquisition to the extent such actions have not yet been consummated; and retransfer the Shares back to the Selling Stockholders or the Purchase Price.

The Forward Stock Split and Merger are currently scheduled to occur on September 13, 2013.

As a result of the Transaction, a change in control of the Company occurred on Closing Date. RDA used its working capital as the source of funds for the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

■	Our business plans,
■	Our ability to raise additional finances,
■	Our anticipated future marketplaces, and
■	Our anticipated sales and marketing strategy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

■	Our ability to continue as a going concern,
■	General economic and business conditions,
■	Our lack of operating history,
■	Our dependence on one manufacturer and distributor to produce our products, and
■	Our brand and reputation may be damaged.

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

HAM has agreed that the products it ships must meet:

■	the Specifications Act for the Bureau of Standardization of the Republic of Armenia, regulated by DP 3721991.1814-99, dated 12/07/1999 and which shall not contradict the requirements in force for a similar product in the country of our company; and
■	products designated as Organic by the Organic Certification body in the Republic of Armenia, must be recognized as such by the United States (USDA) and by the Canadian Food Inspection Agency.

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

Armenia is currently blockaded on two of its four borders by Azerbaijan and Turkey. This situation is a result of a territorial dispute between Armenia and Azerbaijan leading to the Nagorno-Karabakh War (1988-1994). Although Russia, France and the United States are currently attempting to broker an end to this crisis, we believe that this dispute may continue. We believe that this blockade has severely hurt the Armenia economy. If war restarts, our supplies may be interrupted indefinitely. If we cannot obtain our supplies, we will be unable to implement our business plan.

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

Our operating results for the three month periods ended July 31, 2013 and July 31, 2012 are summarized as follows:

	Three Month Period Ended July 31, 2013 ($)	Three Month Period Ended July 31, 2012 ($)
Revenue	398	74
Cost of Sales	99	40
Expenses	7,091	11,712
Net Loss	(6,792)	(11,678)

Revenue and Cost of Sales

During the three month period ended July 31, 2013, we generated revenues of $398 with cost of sales of $99, resulting in gross margin of $299, compared to generating revenues of $74 with cost of sales of $40, resulting in gross margin of $34 for the three month period ended July 31, 2012. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to receive the product. Revenues increased negligibly during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012, as summer proved once again to be a challenging season to sell tea.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences, seasonality and general economic conditions.

Expenses

During the three month period ended July 31, 2013, we incurred expenses of $7,091, consisting of general and administrative expenses of $7,077 and advertising and promotion expenses of $14, compared to incurring expenses of $11,712, consisting of general and administrative expenses of $11,712 and advertising and promotion expenses of $Nil, for the three month period ended July 31, 2012. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Our expenses decreased during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012, due to decreased start-up and legal costs.

Revenue and Cost of Sales

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

Liquidity and Capital Resources

Working Capital

Our working capital results as at July 31, 2013 and April 30, 2012 are summarized as follows:

	As of July 31, 2013 ($)	As of April 30, 2013 ($)
Current assets	5,802	5,320
Current liabilities	110,736	103,462
Working capital (deficiency)	(104,934)	(98,142)

As at July 31, 2013, we had cash of $581 and working capital deficiency of $104,934, compared to cash of $Nil and working capital deficiency of $98,142 as at April 30, 2013. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

As of July 31, 2013, we had working capital deficiency of $104,934. Hence, we anticipate that we will require $172,434 additional funds to implement our business plan for the next twelve months.

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

Cash Flow

Our cash flow for the three month period ended July 31, 2013 and for the three month period ended July 31, 2012 is summarized as follows:

	Three Month Period Ended July 31, 2013 ($)	Three Month Period Ended July 31, 2012 ($)
Cash used in operating activities	(2,019)	(6,424)
Cash provided by investing activities	—	—
Cash provided by financing activities	2,600	(3,948)
Net increase (decrease) in cash and cash equivalents	581	(10,372)

Cash Flow Used in Operating Activities

The decrease in cash used in operating activities during the three months ended July 31, 2013 as compared to the three months ended July 31, 2012 was due to lower costs in legal and auditing fees and in operating the business in general.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the three months ended July 31, 2013 or for the three months ended July 31, 2012.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was related to proceeds received from a loan from our Company’s President in the amount of $2,600. The loan is unsecured, non-interest bearing and has no specific terms for repayment.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information

Subsequent Events:

As reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on August 27, 2013, on August 23, 2013 (the “Closing Date”), the Company, Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield, constituting all of the executive officers and members of the Board of Directors of the Company (the “Selling Stockholders”), and RDA Equities, LLC, a Puerto Rico limited liability company (“RDA”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which RDA purchased from the Selling Stockholders an aggregate of 2,750,000 shares, par value $0.001 per share, of restricted common stock of the Company (the “Shares”) in consideration for $0.001 per Share (the “Purchase Price”), for an aggregate purchase price of $2,750 (the “Transaction”). Such shares purchased by RDA are deemed to be “restricted securities” under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and represent approximately 68.6% of the 4,011,600 outstanding shares of common stock of the Company as of such date. Ralph M. Amato is the Managing Member of RDA and has voting and dispositive control over the securities held by RDA.

Pursuant to the terms and conditions of the Stock Purchase Agreement, on the Closing Date, the Board of Directors of the Company appointed Joseph Spiteri and Ralph M. Amato as members to the Board of Directors; Hrant Isbeceryan and David Lewis Richardson, the current executive officers of the Company, resigned from the Company; the Board of Directors appointed the Joseph Spiteri as the Company’s Chief Executive Officer, President, Secretary and Treasurer; Ronald J. Everett as the Company’s Chief Financial Officer; and Nicholas P. DeVito as the Company’s Chief Operating Officer; and Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield resigned from the Board of Directors, effective immediately.

Also pursuant to the Stock Purchase Agreement, the Company agreed to effectuate a three-for-one (3:1) forward stock split of the Company’s outstanding Common Stock (the “Forward Stock Split”); a business combination by merging the Company with and into a corporation formed in the Commonwealth of Puerto Rico, with the Company being the non-surviving entity and the Puerto Rico corporation being the surviving entity (the “Surviving Corporation”) and with each outstanding share of the Common Stock of the Company being automatically converted into one share of Common Stock of the Surviving Corporation (the “Merger”); and the Surviving Corporation subsequently acquiring certain intellectual property assets of Mobile Data Systems, Inc., a New York corporation (the “Acquisition”). In the event the Merger and Acquisition are not consummated on or prior to the 90th day following the Closing Date, the Company agreed to undertake all reasonable efforts to remove the then current directors and officers of the Company in accordance with applicable corporate law and replace such individuals with Hrant Isbeceryan as President, Chief Executive Officer and director, David Lewis Richardson as Chief Financial Officer, Secretary, Treasurer and director and Evan Michael Hershfield as director, and unless otherwise consented to in writing by Hrant Isbeceryan, cease all actions in connection with the Forward Stock Split, Merger and Acquisition to the extent such actions have not yet been consummated; and retransfer the Shares back to the Selling Stockholders or the Purchase Price.

The Forward Stock Split and Merger are currently scheduled to occur on September 13, 2013.

As a result of the Transaction, a change in control of the Company occurred on Closing Date. RDA used its working capital as the source of funds for the Transaction.

Item 6. Exhibits.

Exhibit No:	Description:
10.1(1)	Restricted Stock Purchase Agreement, dated August 23, 2013, by and between RDA Equities, LLC, Authentic Teas, Inc. and Hrant Isbeceryan
10.2(1)	Restricted Stock Purchase Agreement, dated August 23, 2013, by and between RDA Equities, LLC, Authentic Teas, Inc. and Hrant Isbeceryan
10.3(1)	Restricted Stock Purchase Agreement, dated August 23, 2013, by and between RDA Equities, LLC, Authentic Teas, Inc. and Evan Michael Hershfield
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	XBRL INSTANCE DOCUMENT
101.SCH(2)	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL(2)	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF(2)	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB(2)	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE(2)	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

(1)	Filed as an exhibit to Form 8-K filed on August 27, 2013 and incorporated by reference herein.

(2)    Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIC TEAS INC.

By: /s/ JOSEPH SPITERI

Joseph Spiteri

Chief Executive Officer, President, Chairman, Secretary and Treasurer (Principal Executive Officer)

Date: September 6, 2013

By: /s/ RONALD J. EVERETT

Ronald J. Everett

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: September 6, 2013

