Form 10-Q
period 2013-10-31
MOJO DATA SOLUTIONS, INC.
filed 2014-01-10
CIK 1523486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-175003

MOJO DATA SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0808398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2105 Plantation Village Dorado, Puerto Rico	00646
(Address of principal executive offices)	(zip code)

(631) 521-9700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

With a copy to:

Philip Magri, Esq.

The Magri Law Firm, PLLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 10, 2014, there were 15,779,800 shares of common stock, par value $0.001 per share, issued and outstanding.

MOJO DATA SOLUTIONS, INC.

(A Development Stage Company)

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc. (formerly Authentic Teas, Inc.) and Subsidiary Index to Condensed Consolidated Financial Statements

Page

Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2013 (unaudited) and April 30, 2013	F-1

Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2013 and 2012 and For the Period from July 8, 2010 (Inception) to October 31, 2013 (unaudited)	F-2

Condensed Consolidated Statement of Changes in Stockholders’ Deficit and For the Period from July 8, 2010 (Inception) to October 31, 2013 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2013 and 2012 and For the Period from July 8, 2010 (Inception) to October 31, 2013 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

3

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2013	April 30, 2013

Assets

Current assets:
Cash and cash equivalents	$19,962	$-
Accounts receivable	163	163
Inventory	2,990	3,112
Prepaid expenses and deposits	2,045	2,045
Total current assets	25,160	5,320

Total assets	$25,160	$5,320

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$66,767	$14,888
Accounts payable - Related Party	58,958	-
Due to stockholder	109,020	88,574
Total current liabilities	234,745	103,462

Stockholders’ deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A preferred stock, $0.001 par value; 10,000,000 shares designated, 8,000,000 and 0 shares issued and outstanding, respectively	8,000	-
Series B preferred stock, $0.001 par value; 30,000,000 shares designated, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 15,779,800 and 12,034,800 shares issued and outstanding, respectively	15,780	12,035
Additional paid-in capital	58,687	3,865
Deficit accumulated during development stage	(292,052)	(114,042)
Total stockholders’ deficit	(209,585)	(98,142)

Total liabilities and stockholders’ deficit	$25,160	$5,320

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period From
	For the Three	For the Three	For the Six	For the Six	July 8, 2010
	Months Ended	Months Ended	Months Ended	Months Ended	(Inception) to
	October 31,2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenues	$231	$1,331	$629	$1,405	$15,473
Costs of revenues	213	351	312	391	6,732

Gross Profit	18	980	317	1,014	8,741

Expenses:
Advertising and promotion	-	1,557	14	1,557	5,250
General, administrative and other	170,880	12,699	177,957	24,411	295,187
Total operating expenses	170,880	14,256	177,971	25,968	300,437

Loss from operations	(170,862)	(13,276)	(177,654)	(24,954)	(291,696)

Other income (expense):
Interest expense	(356)	-	(356)	-	(356)
Total other income (expense)	(356)	-	(356)	-	(356)

Net loss	$(171,218)	$(13,276)	$(178,010)	$(24,954)	$(292,052)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	13,624,854	12,034,800	12,829,827	12,034,800

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JULY 8, 2010 (INCEPTION) TO OCTOBER 31, 2013

(Unaudited)

						Deficit
						Accumulated
	Preferred Stock				Additional	During	Total
	Series A		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Common shares issued at initial capitalization for cash for $0.00033 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$3,000
Common shares issued for cash at $0.00333 per share	-	-	3,000,000	3,000	7,000	-	10,000
Common shares issued for cash at $0.08333 per share	-	-	34,800	35	2,865	-	2,900
Net loss	-	-	-	-	-	(14,352)	(14,352)
Balance, April 30, 2011	-	-	12,034,800	12,035	3,865	(14,352)	1,548

Net loss	-	-	-	-	-	(57,591)	(57,591)
Balance, April 30, 2012	-	-	12,034,800	12,035	3,865	(71,943)	(56,043)

Net loss	-	-	-	-	-	(42,099)	(42,099)
Balance, April 30, 2013	-	-	12,034,800	12,035	3,865	(114,042)	(98,142)

Shares issued to directors and officers for services rendered at $0.001 per share	8,000,000	8,000	3,525,000	3,525	-	-	11,525
Units (consisting of one common share and one warrant) issued for cash for $0.25 per Unit	-	-	220,000	220	54,780	-	55,000
Stock-based compensation	-	-	-	-	42	-	42
Net loss	-	-	-	-	-	(178,010)	(178,010)
Balance, October 31, 2013	8,000,000	$8,000	15,779,800	$15,780	$58,687	$(292,052)	$(209,585)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Six	For the Six	July 8, 2010
	Months Ended	Months Ended	(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013

Cash flows from operating activities:
Net loss	$(178,010)	$(24,954)	$(292,052)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	11,567	-	11,567
Changes in operating assets and liabilities:
Accounts receivable	-	-	(163)
Inventory	122	(470)	(2,990)
Prepaid expenses and deposits	-	-	(2,045)
Accounts payable	51,879	8,734	66,767
Accounts payable - related party	58,958	-	58,958
Net cash used in operating activities	(55,484)	(16,690)	(159,958)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	55,000	-	70,900
Advances from stockholder	20,952	20,146	126,117
Repayments to stockholder	(506)	(14,074)	(17,097)
Net cash provided by financing activities	75,446	6,072	179,920

Net increase (decrease) in cash and cash equivalents	19,962	(10,618)	19,962

Cash and cash equivalents - beginning	-	12,512	-

Cash and cash equivalents - ending	$19,962	$1,894	$19,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$356	$-	$356
Cash paid for income taxes	$-	$-	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements
OCTOBER 31, 2013
(Unaudited)

Note 1. Nature of Operations and Going Concern

Overview

Mojo Data Solutions, Inc. (together with its subsidiary, the “Company” or “Mojo”) was founded in Nevada on July 8, 2010 as Authentic Teas, Inc. (“Authentic”). Authentic’s wholly-owned subsidiary was incorporated in the province of Ontario, Canada on July 8, 2010. On September 13, 2013, Authentic Teas, Inc., a Nevada corporation, merged with and into Mojo Data Solutions, Inc., a Puerto Rico corporation and a wholly-owned subsidiary of Authentic formed on August 21, 2013 solely for the purpose of reincorporating Authentic in Puerto Rico under the new name (the “Reincorporation”) (see below). All references to the Company or Authentic before September 13, 2013 are to Authentic Teas, Inc.

Stock Purchase Agreement and Resulting Change in Control

On August 23, 2013 (the “Closing Date”), Authentic Teas, Inc. (the “Company”), Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield, constituting all of the executive officers and members of the Board of Directors of the Company (the “Selling Stockholders”), and RDA Equities, LLC, a Puerto Rico limited liability company (“RDA”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which RDA purchased from the Selling Stockholders an aggregate of 2,750,000 shares, par value $0.001 per share, of restricted common stock of the Company (the “Shares”) in consideration for $0.001 per Share (the “Purchase Price”), for an aggregate purchase price of $2,750 (the “Transaction”). Such Shares represented approximately 68.6% of the 12,034,800 outstanding shares of common stock of the Company as of such date. As a result of the Transaction, a change in control of the Company occurred on the Closing Date. RDA used its working capital as the source of funds for the Transaction. Ralph M. Amato is the Managing Member of RDA and has voting and dispositive control over the securities held by RDA.

Pursuant to the terms and conditions of the Stock Purchase Agreement, on the Closing Date, (i) the Board of Directors of the Company appointed Joseph Spiteri and Ralph M. Amato as members to the Board of Directors; (ii) Hrant Isbeceryan and David Lewis Richardson, the current executive officers of the Company, resigned from the Company; (iii) the Board of Directors appointed Joseph Spiteri as the Company’s Chief Executive Officer, President, Secretary and Treasurer, Ronald J. Everett as the Company’s Chief Financial Officer, and Nicholas P. DeVito as the Company’s Chief Operating Officer; and (iv) Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield resigned from the Board of Directors, effective immediately.

Also pursuant to the Stock Purchase Agreement, the Company agreed to effectuate the following: (a) a three-for-one (3:1) forward stock split of the Company’s outstanding Common Stock (the “Forward Stock Split”); (b) a business combination by merging the Company with and into a corporation formed in the Commonwealth of Puerto Rico, with the Company being the non-surviving entity and the Puerto Rico corporation being the surviving entity (the “Surviving Corporation”) and with each outstanding share of the Common Stock of the Company being automatically converted into one share of Common Stock of the Surviving Corporation (the “Merger”); and (c) the Surviving Corporation subsequently acquiring certain intellectual property assets of Mobile Data Systems, Inc., a New York corporation (the “Acquisition”). In the event the Merger and Acquisition are not consummated on or prior to the 90th day following the Closing Date, the Company agreed to undertake all reasonable efforts to remove the then current directors and officers of the Company in accordance with applicable corporate law and replace such individuals with Hrant Isbeceryan as President, Chief Executive Officer and director, David Lewis Richardson as Chief Financial Officer, Secretary, Treasurer and director and Evan Michael Hershfield as director, and unless otherwise consented to in writing by Hrant Isbeceryan, cease all actions in connection with the Forward Stock Split, Merger and Acquisition to the extent such actions have not yet been consummated; and retransfer the Shares back to the Selling Stockholders for the Purchase Price.

On September 13, 2013, Authentic Teas, Inc., effectuated a three-for-one (3:1) forward stock split of its outstanding shares of common stock, par value $0.001 per share. All references to the Company’s outstanding shares, warrants and per share information have been retroactively adjusted to give effect to the forward stock split.

On September 13, 2013, after the aforementioned forward stock split, Authentic Teas, Inc. merged with and into Mojo Data Solutions, Inc., a Puerto Rico corporation and a wholly-owned subsidiary of Authentic formed on August 21, 2013 solely for the purpose of reincorporating Authentic in Puerto Rico under the new name (the “Reincorporation”). Pursuant to that certain Agreement and Plan of Merger, dated August 27, 2013, by and between Authentic Teas, Inc., a Nevada corporation and Mojo Data Solutions, Inc., a Puerto Rico corporation (the “Merger Agreement”), Authentic merged with and into Mojo, with Mojo being the surviving corporation (hereinafter referred to as the “Company”) and Authentic ceasing to exist. Each share of common stock of Authentic automatically, and without any further action by any of the stockholders, became a share of common stock, par value $0.001, of Mojo on a one-for-one basis. As a result of the Reincorporation, the Certificate of Incorporation and Bylaws of Mojo became the Certificate of Incorporation and Bylaws of the Company.

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements
OCTOBER 31, 2013
(Unaudited)

On September 27, 2013, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Mobile Data Systems, Inc., a New York corporation (“MDS”), pursuant to which the Company has agreed to purchase all of the intellectual property and substantially all of the tangible assets of MDS, constituting substantially all of the assets of MDS, in consideration for $190,000 and an unsecured promissory note for the principal amount of $80,000 (the “Promissory Note”), bearing interest at a rate of 5% per year, maturing on the first anniversary date of the date of issuance and convertible by the holder thereof at any time and from time to time into restricted shares of common stock of the Company at the rate of $0.05 per share (the “Transaction”). The CEO of the Company is also the CEO of Mobile Data Systems, Inc. As of the date of this filing, the Company has not yet paid MDS any portion of the $190,000. As a result, the Agreement has not yet been consummated. On November 19, 2013, the parties to the Stock Purchase Agreement entered into Amendment Number 1 whereby the date by which the Acquisition is required to be consummated was extended to January 31, 2014 (See Note 5).

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2013 and 2012, our cash flows for the six months ended October 31, 2013 and 2012 and our financial position as of October 31, 2013 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended April 30, 2013, as filed with the SEC on July 18, 2013. The April 30, 2013 balance sheet is derived from those statements.

Going Concern

The Company had a net loss of $178,010 and negative cash flows from operations of $55,484 for the six months ended October 31, 2013.  The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of convertible debt and equity securities.  During the six months ended October 31, 2013, the Company has raised $55,000 in funding from the sale of Units (consisting of common shares and warrants) (See Note 4). Commencing November 1, 2013, the Company is seeking to raise up to an additional $1,500,000 from the sale of Units under a private placement memorandum. Subsequent to October 31, 2013, the Company sold promissory notes to an entity controlled by an individual that is both a director and a significant stockholder of the Company in the original aggregate principal amount of $100,000 (See Note 6).

The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Mojo Data Solutions, Inc., a Puerto Rico corporation and its wholly-owned subsidiary, Authentic Teas, Inc., an Ontario, Canada corporation. All intercompany balances and transactions have been eliminated in consolidation.

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements
OCTOBER 31, 2013
(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts, the valuation of inventories, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Net Loss Per Share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that our outstanding warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the warrants.

As of October 31, 2013 and 2012, common stock equivalents included 8,000,000 and 0 Series A preferred shares and warrants to purchase 220,000 and 0 common shares, respectively. These instruments are not considered in the diluted loss per share because the effect would be anti-dilutive.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  The fair value measurements are classified under the following hierarchy:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

●	Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses and deposits, and accounts payable approximate their fair values because of the short-term maturity of these instruments.

Note 3. Commitments and Contingencies

On September 20, 2013, the Company agreed to issue to its Chief Executive Officer (the “CEO”): (i) 8,000,000 Series B preferred shares if EBITDA for fiscal 2014 is at least $1,000,000 and (ii) 7,000,000 Series B preferred shares if EBITDA for fiscal 2015 is at least $2,000,000. No expense was recognized for these contingent shares (See Note 5).

On September 20, 2013, the Company agreed to issue to an entity controlled by an individual that is both a director and a significant stockholder of the Company: (i) 3,750,000 Series B preferred shares upon consummation of an equity financing of at least $1,000,000 (based on a $10 million pre-money valuation of the Company) within six months of consummation of the Asset Purchase Agreement entered into on September 27, 2013 and (ii) 2,000,000 Series B preferred shares upon consummation of an equity financing of at least $3,000,000 within eighteen months of consummation of the Asset Purchase Agreement entered into on September 27, 2013. No expense was recognized for these contingent shares (See Note 5).

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements
OCTOBER 31, 2013
(Unaudited)

Note 4. Stockholders’ Deficit

Forward Stock Split and Capitalization

On August 26, 2013, Authentic Teas, Inc., a Nevada corporation, approved a 3 for 1 forward stock split of its then outstanding common shares effective September 13, 2013. All share amounts have been retroactively restated accordingly.

On September 13, 2013, after the aforementioned forward stock split, Authentic merged with and into Mojo Data Solutions, Inc., a Puerto Rico corporation and a wholly-owned subsidiary of Authentic formed on August 21, 2013 solely for the purpose of reincorporating Authentic in Puerto Rico under the new name (the “Reincorporation”). Each share of common stock of Authentic automatically, and without any further action by any of the stockholders, became a share of common stock, par value $0.001, of Mojo on a one-for-one basis. As a result of the Reincorporation, the Certificate of Incorporation and Bylaws of Mojo became the Certificate of Incorporation and Bylaws of the Company. Accordingly, the Company’s authorized capital stock changed to 400,000,000 shares, consisting of 300,000,000 common shares with a par value of $0.001 and 100,000,000 preferred shares with a par value of $0.001.

At the time of the Reincorporation, Mojo had already designated 10,000,000 of its 100,000,000 authorized shares of Preferred Stock, having a par value of $0.001 per share, as Series A Preferred Stock. The Series A Preferred Stock: (i) has a liquidation value equal to the par value of $0.001 per share, (ii) rank senior to senior to the common stock and any other securities designated as junior to the Series A Preferred Stock, (iii) generally, votes with the common stock and is entitled to ten votes per share when voting, (iv) has special voting rights with regards to changing the Company’s capital structure, and (v) automatically convert into common stock of the Company on a one-for-one basis on January 1, 2016.

On October 3, 2013, the Company designated 30,000,000 shares of its 100,000,000 authorized shares of Preferred Stock, having a par value of $0.001 per share, as Series B Preferred Stock. The Series B Preferred Stock: (i) has a liquidation value equal to the par value of $0.001 per share, (ii) ranks senior to senior to the common stock and any other securities designated as junior to the Series B Preferred Stock, (iii) generally, votes with the common stock and is entitled to one vote per share when voting, (iv) has special voting rights with regards to changing the Company’s capital structure, and (v) is convertible at any time by the holder thereof into common stock of the Company on a one-for-one basis, subject to adjustment in the event of a combination or reclassification of the Company’s outstanding common stock or the reorganization, reclassification or merger of the Company.

Preferred Stock

On September 20, 2013, the Company issued to its Chief Executive Officer (the “CEO”) 8,000,000 shares of Series A Preferred Stock for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $8,000 of stock-based compensation (See Note 5).

Common Stock

On September 20, 2013, the Company issued the CEO 3,000,000 common shares for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $3,000 of stock-based compensation (See Note 5).

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements
OCTOBER 31, 2013
(Unaudited)

On September 20, 2013, the Company granted 1,500,000 common shares to its Chief Operating Officer (the “COO”), of which 375,000 shares vested immediately for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $375 of stock-based compensation. The remaining 1,125,000 common shares were placed into escrow and vest ratably over three years commencing on each anniversary date, prorated monthly, subject to continued employment by the Company. Accordingly, a pro rata amount of additional stock-based compensation expense of $42 was recognized for the non-vested shares during the six months ended October 31, 2013 (See Note 5).

On September 20, 2013, the Company granted 750,000 common shares to its then Chief Financial Officer (the “CFO”), of which 150,000 shares vested immediately for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $150 of stock-based compensation. The remaining 600,000 common shares were placed in escrow and vest ratably over four years commencing on each anniversary date, prorated monthly, subject to continued employment by the Company. Because the CFO resigned effective December 11, 2013, no pro rata amount of additional stock-based compensation expense was recognized for the non-vested shares during the six months ended October 31, 2013 (See Note 5).

On October 23, 2013, the Company raised $55,000 in funding from the sale of 220,000 Units (each Unit consisting of one common share and one five-year warrant exercisable at $0.50 per share) (or $0.25 per Unit) to the Chief Executive Officer’s sister (See Note 5).

Stock Warrants

All outstanding warrants issued by the Company to date have been related to capital raises. Accordingly, the Company has not recognized any stock-based compensation for warrants issued during the periods presented.

A summary of the Company’s warrant activity during the six months ended October 31, 2013 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value

Balance Outstanding, April 30, 2013	-	-
Issued	220,000	$0.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, October 31, 2013	220,000	$0.50	5.0	$-
Exercisable, October 31, 2013	220,000	$0.50	5.0	$-

Note 5. Related Party Transactions

On September 20, 2013, the Company agreed to issue to its Chief Executive Officer (the “CEO”): (i) 8,000,000 Series B preferred shares if EBITDA for fiscal 2014 is at least $1,000,000 and (ii) 7,000,000 Series B preferred shares if EBITDA for fiscal 2015 is at least $2,000,000. No expense was recognized for these contingent shares (See Note 3).

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements
OCTOBER 31, 2013
(Unaudited)

On September 20, 2013, the Company agreed to issue to an entity controlled by an individual that is both a director and a significant stockholder of the Company: (i) 3,750,000 Series B preferred shares upon consummation of an equity financing of at least $1,000,000 (based on a $10 million pre-money valuation of the Company) within six months of consummation of the Asset Purchase Agreement entered into on September 27, 2013 and (ii) 2,000,000 Series B preferred shares upon consummation of an equity financing of at least $3,000,000 within eighteen months of consummation of the Asset Purchase Agreement entered into on September 27, 2013. No expense was recognized for these contingent shares (See Note 3).

On September 20, 2013, the Company issued to its Chief Executive Officer (the “CEO”) 8,000,000 shares of Series A Preferred Stock for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $8,000 of stock-based compensation (See Note 4).

On September 20, 2013, the Company issued the CEO 3,000,000 common shares for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $3,000 of stock-based compensation (See Note 4).

On September 20, 2013, the Company granted 1,500,000 common shares to its Chief Operating Officer (the “COO”), of which 375,000 shares vested immediately for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $375 of stock-based compensation. The remaining 1,125,000 common shares were placed into escrow and vest ratably over three years commencing on each anniversary date, prorated monthly, subject to continued employment by the Company. Accordingly, a pro rata amount of additional stock-based compensation expense of $42 was recognized for the non-vested shares during the six months ended October 31, 2013 (See Note 4).

On September 20, 2013, the Company granted 750,000 common shares to its then Chief Financial Officer (the “CFO”), of which 150,000 shares vested immediately for services rendered. The shares were valued at $0.001 per share, based on the Stock Purchase Agreement that closed August 23, 2013. Accordingly, during the six months ended October 31, 2013, the Company recognized $150 of stock-based compensation. The remaining 600,000 common shares were placed in escrow and vest ratably over four years commencing on each anniversary date, prorated monthly, subject to continued employment by the Company. Because the CFO resigned effective December 11, 2013, no pro rata amount of additional stock-based compensation expense was recognized for the non-vested shares during the six months ended October 31, 2013 (See Note 4).

On September 27, 2013, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Mobile Data Systems, Inc., a New York corporation (“MDS”), pursuant to which the Company has agreed to purchase all of the intellectual property and substantially all of the tangible assets of MDS, constituting substantially all of the assets of MDS, in consideration for $190,000 and an unsecured promissory note for the principal amount of $80,000 (the “Promissory Note”), bearing interest at a rate of 5% per year, maturing on the first anniversary date of the date of issuance and convertible by the holder thereof at any time and from time to time into restricted shares of common stock of the Company at the rate of $0.05 per share (the “Transaction”). The CEO of the Company is also the CEO of Mobile Data Systems, Inc. As of the date of this filing, the Company has not yet paid MDS any portion of the $190,000. As a result, the Agreement has not yet been consummated. On November 19, 2013, the parties to the Stock Purchase Agreement entered into Amendment Number 1 whereby the date by which the Acquisition is required to be consummated was extended to January 31, 2014 (See Note 1).

On October 23, 2013, the Company raised $55,000 in funding from the sale of 220,000 Units (each Unit consisting of one common share and one five-year warrant exercisable at $0.50 per share) (or $0.25 per Unit) to the Chief Executive Officer’s sister (See Note 4).

As of October 31, 2013, $109,020 is due to the Company’s former President and Chief Financial Officer. The advances are unsecured, non-interest bearing and due on demand.

During the six months ended October 31, 2013, the Company acquired $58,958 of consulting services from Mobile Data Systems, Inc. (“MDS”). The CEO of the Company is also the CEO of Mobile Data Systems, Inc. The Company recognized the consulting fees in general and administrative expenses. As of October 31, 2013, the Company had an amount due to MDS of $58,958, which is included in accounts payable – related party.

MOJO DATA SOLUTIONS, INC. (FORMERLY AUTHENTIC TEAS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements
OCTOBER 31, 2013
(Unaudited)

Note 6. Subsequent Events

On November 1, 2013, the Company commenced an offering to sell on a best efforts basis (the “Offering”) up to 6,000,000 Units (the “Units”) for a purchase price of $0.25 per Unit, each Unit consisting of: (i) one share of the Company’s common stock and (ii) one five-year warrant to purchase one share of the Company’s common stock at $0.50 per share. The minimum investment is $100,000, although the Company reserves the right to accept subscriptions for a lesser amount. The Offering will terminate upon the earlier of: (a) the date the Company elects to terminate, (b) the date which all Units have been sold, or (c) January 30, 2014, or such date as may be extended by the Company, but not later than 180 days thereafter. Through the date of this filing, no funds have been raised under the Offering.

On November 19, 2013, the Company issued a one-year convertible promissory note to an entity controlled by an individual that is both a director and a significant stockholder of the Company in exchange for proceeds of $50,000. The note bears interest at a rate of 5% and is convertible into common shares of the Company at the purchase price of the Units offered by the Company in its November 1, 2013 private placement. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date.

On December 18, 2013, the Company issued a one-year convertible promissory note to an entity controlled by an individual that is both a director and a significant stockholder of the Company in exchange for proceeds of $50,000. The note bears interest at a rate of 5% and is convertible into common shares of the Company at the purchase price of the Units offered by the Company in its November 1, 2013 private placement. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

●	Our business plans,
●	Our ability to raise additional finances,
●	Our anticipated future marketplaces, and
●	Our anticipated sales and marketing strategy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	Our ability to continue as a going concern,
●	General economic and business conditions,
●	Our lack of operating history,
●	Our dependence on one manufacturer and distributor to produce our products, and
●	Our brand and reputation may be damaged.

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

As used in this quarterly report, the terms “MOJO”, the “Company, “we”, “us” “our” and similar terms mean MOJO Data Solutions, Inc., a Puerto Rico corporation.

Corporate History

Our predecessor, Authentic Teas, Inc., a Nevada corporation (“AUTT” or “Authentic Teas”), was incorporated under the laws of the state of Nevada on July 8, 2010.

Change in Officers and Directors

As previously reported by Authentic Teas on a Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 27, 2013, on August 23, 2013 (the “Closing Date”), Authentic Teas, the then officers and directors of Authentic Teas (the “Selling Stockholders”) and RDA Equities, LLC, a Puerto Rico limited liability company (“RDA”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which RDA purchased from the Selling Stockholders an aggregate of 2,750,000 shares, par value $0.001 per share, of restricted common stock of Authentic Teas (the “Shares”) in consideration for $0.001 per Share (the “Purchase Price”), for an aggregate purchase price of $2,750 (the “Transaction”).

Such shares purchased by RDA are deemed to be “restricted securities” under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and at the time of purchase, represented approximately 68.6% of the shares of common stock of Authentic Teas outstanding as of such date. Ralph M. Amato is the Managing Member of RDA and has voting and dispositive control over the securities held by RDA.

Pursuant to the terms and conditions of the Stock Purchase Agreement, on the Closing Date, the then executive officers and members of the Board of Directors of AUTT resigned and Joseph Spiteri was appointed the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of AUTT; Ralph M. Amato was appointed to the Board of Directors of AUTT; Nicholas P. DeVito was appointed as the Chief Operating Officer of AUTT and Ronald J. Everett was appointed as the Chief Financial Officer of AUTT, effective immediately.

Forward Split

As reported by the Company on a Form 8-K filed with the Commission on September 16, 2013, at 6:30 pm (EST) on September 13, 2013, AUTT effectuated a three-for-one (3:1) forward stock split (“Forward Split”) of its outstanding shares of common stock, par value $0.001 per share (the “AUTT Common Stock”). As a result of the Forward Split, the 4,011,600 shares of the then issued and outstanding AUTT Common Stock automatically, and without any further action by any of the AUTT stockholders, increased to 12,034,800 shares of AUTT Common Stock. The authorized number and par value of the AUTT Common Stock were unchanged.

Reincorporation

At 7:00 pm (EST) on September 13, 2013 (after the Forward Split), AUTT merged with and into MOJO Data Solutions, Inc. (“MOJO”), a wholly-owned subsidiary of AUTT formed in the Commonwealth of Puerto Rico on August 21, 2013 solely for the purpose of reincorporating AUTT in Puerto Rico under the new name (the “Reincorporation”).

Pursuant to that certain Agreement and Plan of Merger, dated August 27, 2013 (the “Merger Agreement”), by and between AUTT and MOJO, AUTT merged with and into MOJO, with MOJO being the surviving corporation (hereinafter referred to as the “Company”) and AUTT ceased to exist. Each of the 12,034,800 shares of the then outstanding AUTT Common Stock automatically, and without any further action by any of the AUTT stockholders, became shares of common stock, par value $0.001, of MOJO (“MOJO Common Stock”), on a one-for-one basis. As a result of the Reincorporation, the Certificate of Incorporation and Bylaws of MOJO became the Certificate of Incorporation and Bylaws of the Company. The executive officers and members of the Board of Directors of AUTT as reported by AUTT on a Form 8-K filed Commission on August 27, 2013 became the executive officers and members of the Board of Directors of the Company.

A Certificate of Merger was filed with the Nevada Secretary of State and Puerto Rico Secretary of State on August 29, 2013 and September 10, 2013, respectively.

The Board of Directors and the holder of 2,750,000 shares of AUTT Common Stock, representing approximately 68.6% of the then outstanding voting capital stock of AUTT, approved of the Forward Split and Reincorporation by joint written consent in lieu of a meeting on August 26, 2013 and August 27, 2013, respectively.

The Board of Directors of MOJO and AUTT, being the sole stockholder of MOJO, approved of the Reincorporation by joint written consent in lieu of a meeting on August 27, 2013. On September 13, 2013, the Financial Industry Regulatory Authority (“FINRA”) announced its approval of the Forward Split and Reincorporation, with an effective date September 16, 2013. On October 11, 2013, the Company’s stock symbol changed from “AUTT” to “MJDS” to better reflect the name change. The CUSIP number for MOJO’s Common Stock is 60841U 100.

Asset Purchase Agreement

As reported by the Company on a Form 8-K filed with the Commission on September 30, 2013, on September 27, 2013, MOJO entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Mobile Data Systems, Inc., a New York corporation (“MDS”), pursuant to which the Company has agreed to purchase all of the intellectual property and substantially all of the tangible assets of MDS, constituting substantially all of the assets of MDS, in consideration for $190,000 and an unsecured promissory note for the principal amount of $80,000 (the “Promissory Note”), bearing interest at a rate of 5% per year, maturing on the first anniversary date of the date of issuance and convertible by the holder thereof at any time and from time to time into shares of Common Stock, of the Company for $0.05 per share (the “Transaction”). The shares of Common Stock of the Company issuable upon the conversion of the Promissory Note will not be registered under the Securities Act and will be deemed to be restricted pursuant to Rule 144 promulgated under the Securities Act.

Pursuant to the Asset Purchase Agreement, the Company and MDS had originally agreed to consummate the Transaction no later than November 20, 2013 (the “Termination Date”). As previously reported by the Company on a Form 8-K filed with the Commission on November 19, 2013, MOJO and MDS amended the Asset Purchase Agreement on November 19, 2013 thereby extending the Termination Date to January 31, 2014. The remaining terms of the Agreement have not been amended and remain in full force and effect.

The Asset Purchase Agreement contains pre-closing conditions, customary representations and warranties, post-closing covenants and mutual indemnification obligations for, among other things, inaccuracy or breach of any representation or warranty and any breach or non-fulfillment of any covenant.

Joseph Spiteri is the Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors of the Company and the Chief Executive Officer, President, sole Director and majority shareholder of MDS. MDS offers innovative solutions for managing mobile campaigns, connecting consumers to internet content from traditional media. MDS delivers fully integrated, multimedia mobile visual search and content delivery platform, combining a simple, elegant user experience on the handset, with sophisticated data processing and campaign management tools.

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

Our operating results for the three and six month periods ended October 31, 2013 and October 31, 2012 are summarized as follows:

	Three Month Period Ended October 31, 2013 ($)	Three Month Period Ended October 31, 2012 ($)	Six Month Period Ended October 31, 2013 ($)	Six Month Period Ended October 31, 2012 ($)

Revenue	231	1,331	629	1,405
Cost of Sales	213	351	312	391
Expenses	171,236	14,256	178,327	25,968
Net Loss	(171,218)	(13,276)	(178,010)	(24,954)

Revenue and Cost of Sales

During the three month period ended October 31, 2013, we generated revenues of $213 with cost of sales of $213, resulting in a gross profit of $18, compared to generating revenues of $1,331 with cost of sales of $351, resulting in a gross profit of $980 for the three month period ended October 31, 2012. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to deliver the product. Revenues decreased during the three months ended October 31, 2013, as compared to the three months ended October 31, 2012, due to decreased sales of our tea through our website. We believe that this decrease may have been the result of the Company’s refocusing its business strategy and plans in connection with the Reincorporation in September 2013.

During the six month period ended October 31, 2013, we generated revenues of $629 with cost of sales of $312, resulting in a gross profit of $317, compared to generating revenues of $1,405 with cost of sales of $391, resulting in a gross profit of $1,014 for the six month period ended October 31, 2012. We generated revenues from the sale of our tea products through our website. The cost of sales consists of the tea, the tea pouches and labels and shipping costs for us to deliver the product. Revenues decreased during the six months ended October 31, 2013, as compared to the six months ended October 31, 2012, due to decreased sales of our tea through our website. We believe that this decrease may have been the result of the Company’s refocusing its business strategy and plans in connection with the Reincorporation in September 2013.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the three month period ended October 31, 2013, we incurred expenses of $171,236, consisting of general and administrative expenses of $170,880 and interest expense of $356, compared to incurring expenses of $14,256 consisting of general and administrative expenses of $12,699 and advertising and promotion expenses of $1,557 for the three month period ended October 31, 2012. Our increase in expenses was primarily due to our increase in general and administrative expenses incurred in connection with the Forward Stock Split and the Reincorporation on September 13, 2013.

During the six month period ended October 31, 2013, we incurred expenses of $178,327, consisting of general and administrative expenses of $177,957, advertising and promotion expenses of $14 and interest expense of $356, compared to incurring expenses of $25,968 consisting of general and administrative expenses of $24,411 and advertising and promotion expenses of $1,557, for the six month period ended October 31, 2012. Our increase in expenses was primarily due to our increase in general and administrative expenses incurred in connection with the Forward Stock Split and the Reincorporation on September 13, 2013.

Liquidity and Capital Resources

Working Capital

Our working capital as of October 31, 2013 and April 30, 2013 are summarized as follows:

	October 31, 2013	April 30, 2013

Current Assets	$25,160	$5,320
Current Liabilities	$234,745	$103,462
Working Capital (Deficiency)	$(209,585)	$(98,142)

As of October 31, 2013, we had cash of $19,962 and a working capital deficiency of $209,585, compared to no cash and a working capital deficiency of $98,142 as of April 30, 2013. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

On October 23, 2013, we sold 220,000 Units to an “accredited investor” (as that term is defined under the Securities Act) for an aggregate purchase price of $55,000, or $0.25 per Unit, each Unit consisting of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock from the date of issuance until the fifth anniversary of date of issuance for $0.50. We sold the Units pursuant to the exemption from the registration requirements of the Securities Act available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance was isolated and did not involve a public offering of securities.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity and debt financing, provided that such funding is available to our Company. The issuance of additional equity securities by our Company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Cash Flow

Our cash flow for the six month period ended October 31, 2013 and for the six month period ended October 31, 2012 is summarized as follows:

	Six Month Period Ended October 31, 2013 ($)	Six Month Period Ended October 31, 2012 ($)

Cash used in operating activities	(55,484)	(16,690)
Cash provided by investing activities	-	-
Cash provided by financing activities	75,446	6,072
Net increase (decrease) in cash and cash equivalents	19,962	(10,618)

Cash Flow Used in Operating Activities

The increase in cash used in operating activities during the six months ended October 31, 2013 as compared to the six months ended October 31, 2012 was due to increased costs in legal and auditing fees in connection with the forward stock split and the reincorporation on September 13, 2013 and in operating the business in general.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the six months ended October 31, 2013 or for the six months ended October 31, 2012.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was primarily related to our sale of 220,000 Units for $0.25 per Unit for a total of $55,000 and advances from an “accredited investor” on October 23, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer and principal accounting officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As previously reported by the Company on a Form 8-K filed with the Commission on August 27, 2013, on August 23, 2013, the then executive officers and members of the Board of Directors of the Company resigned and Joseph Spiteri was appointed the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of the Company; Ralph M. Amato was appointed to the Board of Directors of the Company; Nicholas P. DeVito was appointed as the Chief Operating Officer of the Company; and Ronald J. Everett was appointed as the Chief Financial Officer of the Company, effective immediately.

Other than the foregoing, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported by the Company on a Form 8-K filed with the Commission on October 4, 2013, on October 3, 2013, the Company issued the following shares of the Company’s Common Stock, Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), and Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock and collectively with the Common Stock and the Series A Preferred Stock, the “Securities”), to the Company’s officers and directors. The Securities were issued to each individual pursuant to a Stock Purchase Agreement, dated September 20, 2013, between the Company and each individual in consideration for services rendered and valued at $0.001 per share. The Company relied upon the exemption from the registration requirements of the Securities Act available to the Company pursuant to Section 4(a)(2) (formerly Section 4(2)) promulgated under the Securities Act due to the fact that the individuals were officers and directors of the Company and the issuances did not involve a public offering of securities. The Securities are deemed to be “restricted securities” and “control securities” pursuant to Rule 144 promulgated under the Securities Act, and certificates evidencing the Securities shall bear the customary restrictive legends.

Joseph Spiteri (Chief Executive Officer, Chairman, President, Secretary and Treasurer)

●	3,000,000 shares of Common Stock

●	8,000,000 shares of Series A Preferred Stock

●	15,000,000 shares of Series B Preferred Stock which are held in escrow and shall be released upon the Company’s achievement of certain financial milestones as set forth in the Stock Purchase Agreement between the Company and Mr. Spiteri.

Nicholas P. DeVito (Chief Operating Officer)

●	1,500,000 shares of Common Stock, of which 1,125,000 shares are held in escrow and shall be released over three years (i.e., 375,000 per year), commencing on the first year anniversary of the first issue date and prorated on a monthly basis.

Ronald J. Everett (Chief Financial Officer)

●	750,000 shares of Common Stock, of which 600,000 shares are held in escrow and shall be released over four years (i.e., 150,000 per year), commencing on the first year anniversary of the first issue date and prorated on a monthly basis.

Ralph M. Amato (Director)

●	5,750,000 shares of Series B Preferred Stock, all of which are held in escrow and shall be released upon the Company achieving certain financial milestones as set forth in the Stock Purchase Agreement between the Company and RDA Equities, LLC, an entity of which Mr. Amato has voting and dispositive control.

Pursuant to the Certificate of Designation of the Series A Preferred Stock, each outstanding share of Series A Preferred Stock shall automatically be converted into one share of Common Stock of the Company on January 1, 2016, without any further action by the holder thereof.

Pursuant to the Certificate of Designation of the Series B Preferred Stock, each share of Series B Preferred Stock is convertible at any time and from time to time thereof, into one share of Common Stock of the Company, subject to adjustment in certain circumstances.

On October 23, 2013, we sold 220,000 Units to an “accredited investor” (as that term is defined under the Securities Act) for an aggregate purchase price of $55,000, or $0.25 per Unit, each Unit consisting of one share of Common Stock of the Company and one warrant to purchase one share (“Warrant Share”) of Common Stock from the date of issuance until the fifth anniversary of date of issuance for $0.50. We sold the Units pursuant to the exemption from the registration requirements of the Securities Act available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance was isolated and did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information

Subsequent Events:

On November 19, 2013, the Company sold a Convertible Promissory Note to Prospect Financial, LLC, an entity of which Ralph M. Amato, a principal stockholder and a member of the Board of Directors of the Company, has voting and dispositive control, in consideration for, and for the principal amount of, $50,000. The Note bears interest at the rate of 5% per annum and matures on the first year anniversary date of the date of issuance. The Note is convertible by the holder into securities of the next equity offering of the Company and at the same purchase price of the securities sold in such offering; provided, however, that the Company has the right to prepay any portion converted. The Note is non-recourse and is unsecured.

On December 11, 2013, Ronald J. Everett resigned as the Chief Financial Officer of the Company. In connection with his resignation, Mr. Everett has agreed to return his 150,000 shares of common stock issued to him pursuant to a Stock Purchase Agreement, dated September 20, 2013, between the Company and Mr. Everett and the 600,000 shares of Common Stock held in escrow on his behalf shall be canceled and deemed to be treasury shares.

On December 18, 2013, the Company sold a second Convertible Promissory Note to Prospect Financial, LLC, an entity of which Ralph M. Amato, a principal stockholder and a member of the Board of Directors of the Company, has voting and dispositive control, in consideration for, and for the principal amount of, $50,000. The Note bears interest at the rate of 5% per annum and matures on the first year anniversary date of the date of issuance. The Note is convertible by the holder into securities of the next equity offering of the Company and at the same purchase price of the securities sold in such offering; provided, however, that the Company has the right to prepay any portion converted. The Note is non-recourse and is unsecured.

Item 6. Exhibits.

Exhibit No:	Description:

2.1(1)	Agreement and Plan of Merger, dated August 27, 2013, by and between Authentic Teas, Inc., a Nevada corporation, and MOJO Data Solutions, Inc., a Puerto Rico corporation

2.2(1)	Certificate of Merger of Authentic Teas, Inc., filed with the Secretary of State of Nevada on August 29, 2013
2.3(1)	Certificate of Merger of MOJO Data Solutions, Inc., filed with the Secretary of State of Puerto Rico on September 10, 2013

2.3(2)	Asset Purchase Agreement, dated September 27, 2013, by and between Mobile Data Systems, Inc., as Seller, and MOJO Data Solutions, Inc., as Purchaser.

2.4(5)	Amendment, dated November 19, 2013, to that certain Asset Purchase Agreement, dated September 27, 2013, by and between Mobile Data Systems, Inc., as Seller, and MOJO Data Solutions, Inc., as Purchaser.

3.1(1)	Certificate of Amendment to the Certificate of Incorporation of Authentic Teas, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on August 28, 2013

3.2(1)	Certificate of Incorporation of MOJO Data Solutions, Inc. and Certificate of Designation of the Series A Preferred Stock filed with the Puerto Rico Department of State on August 21, 2013.

3.3(4)	Certificate of Designation of the Series B Preferred Stock filed with the Puerto Rico Department of State on October 3, 2013.

3.3(1)	Bylaws of MOJO Data Solutions, Inc., a Puerto Rico corporation

10.1(3)	Restricted Stock Purchase Agreement, dated August 23, 2013, by and between RDA Equities, LLC, Authentic Teas, Inc. and Hrant Isbeceryan

10.2(3)	Restricted Stock Purchase Agreement, dated August 23, 2013, by and between RDA Equities, LLC, Authentic Teas, Inc. and Hrant Isbeceryan

10.3(3)	Restricted Stock Purchase Agreement, dated August 23, 2013, by and between RDA Equities, LLC, Authentic Teas, Inc. and Evan Michael Hershfield

10.4(4)	Form of Stock Purchase Agreement, dated September 20, 2013, between MOJO Data Solutions, Inc. and each officer and director of MOJO Data Solutions, Inc.

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(6)	XBRL INSTANCE DOCUMENT

101.SCH(6)	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL(6)	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF(6)	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB(6)	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE(6)	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

(1)	Filed as an exhibit to Form 8-K filed on September 16, 2013 and incorporated by reference herein.

(2)	Filed as an exhibit to Form 8-K filed on September 30, 2013 and incorporated by reference herein.

(3)	Filed as an exhibit to Form 8-K filed on August 27, 2013 and incorporated by reference herein.

(4)	Filed as an exhibit to Form 8-K filed on October 4, 2013 and incorporated by reference herein.

(5)	Filed as an exhibit to Form 8-K filed on November 19, 2013 and incorporated by reference herein.

(6)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO DATA SOLUTIONS, INC.

By:	/s/ JOSEPH SPITERI
Joseph Spiteri
Chief Executive Officer, President, Chairman, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date:	January 10, 2014

