Form 10-Q
period 2014-03-31
MOJO DATA SOLUTIONS, INC.
filed 2016-01-27
CIK 1523486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number: 333-175003

Mojo Data Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Puerto Rico	66-0808398
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

319 Dorado Beach East

Dorado, Puerto Rico 00646

(Address of principal executive offices and zip Code)

(631) 521-9700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 27, 2016, there were 15,755,060 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

Mojo Data Solutions, Inc.

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Assets:
Cash	$52,341	$37,174
Accounts receivable, net	162	-
Accounts receivable - related party	-	10,000
Other receivable - related party	-	18,000
Inventory	2,961	-
Prepaid expenses	2,045	-
Total current assets	57,509	65,174

Property and equipment, net	12,927	13,607

Other assets, net	-	1,018

Total Assets	$70,436	$79,799

Liabilities and Stockholders’ Deficit

Liabilities:
Cash overdraft	$4,137	$-
Accounts payable and accrued expenses	66,208	563,554
Accounts payable - related party	105,188	-
Due to related parties	109,020	1,424,077
Notes payable	-	774,089
Convertible notes payable - related party, net of unamortized discont of $71,641	8,359	-
Total current liabilities	292,912	2,761,720

Notes payable	-	147,634
Total Liabilities	292,912	2,909,354

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	-
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding	15,000	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 10,394,135 shares issued and outstanding, respectively	15,755	10,394
Additional paid in capital	75,014	876,408
Accumulated deficit	(336,245)	(3,716,357)
Total Stockholders’ Deficit	(222,476)	(2,829,555)

Total Liabilities and Stockholders’ Deficit	$70,436	$79,799

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Condensed Statements of Operations

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Revenues
Revenues - related party	$-	$6,000
	-	6,000

Operating expenses
General and administrative expenses	329,201	128,295
Total operating expenses	329,201	128,295

Loss from operations	(329,201)	(122,295)

Other income (expense)
Interest expense	(9,084)	(23,788)
Total other income (expense)	(9,084)	(23,788)

Net loss	(338,285)	(146,083)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	13,961,382	4,011,600

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

For the Period January 1, 2014 through March 31, 2014

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Stockholders’
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Deficit
Balance at January 1, 2014	-	-	-	-	10,394,135	10,394	876,408	(3,716,357)	(2,829,555)

Exchange on asset purchase agreement from related party							270,000		270,000
Reclassification for reserve merger	8,000,000	8,000	15,000,000	15,000	4,757,665	4,758	(120,351)		(92,593)
Extinguishment of MDS assets and liabilities not in APA							(1,143,195)	3,718,397	2,575,202
Conversion of note into stock					400,000	400	99,600		100,000
Conversion of accrued interest to stock					3,260	3	812		815
Shares issued for services					200,000	200	45,800		46,000
Warrants issued for services							45,940		45,940
Net loss								(338,285)	(338,285)

Balance at March 31, 2014	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(336,245)	(222,476)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Condensed Statements of Cash Flows

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,285)	$(146,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	680	9,539
Shares issued for services	46,000	1,000
Warrant expense	45,940	-
Amortization of debt discount	8,359	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	-	2,210
Increase (Decrease) in:
Cash overdraft	-	3,218
Accounts payable and accrued expenses	3,904	16,084
Accounts payable - related party	95,188	-
Net Cash Used In Operating Activities	(138,214)	(114,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of assets	8,277	-
Cash received from reverse merger	176,104	-
Net Cash Provided By Investing Activities	184,381	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	(10,587)
Net proceeds from (repayments to) related parties	(31,000)	123,940
Net Cash Provided By (Used In) Financing Activities	(31,000)	113,353

Net Increase (Decrease) in Cash	15,167	(679)

Cash - Beginning of Period	37,174	739

Cash - End of Period	$52,341	$60

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$3,765

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Convertible notes converted to stock	$100,000	$-
Accrued interest converted to stock	$815	$-
Reclassification for reverse merger	$(280,204)	$-
Extinguishment of MDS assets and liabilities not in APA	$2,586,709	$-
Exchange on asset purchase agreement from related party	$261,723	$-

See accompanying notes to the unaudited condensed financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

Note 1. Nature of Operations and Going Concern

Overview

Mojo Data Solutions, Inc. (the “Company” or “Mojo”) was founded in Nevada on July 8, 2010 as Authentic Teas, Inc. (“Authentic”). Authentic’s wholly-owned subsidiary was incorporated in the province of Ontario, Canada on July 8, 2010. On September 13, 2013, Authentic Teas, Inc., a Nevada corporation, merged with and into Mojo Data Solutions, Inc., a Puerto Rico corporation and a wholly-owned subsidiary of Authentic formed on August 21, 2013 solely for the purpose of reincorporating Authentic in Puerto Rico under the name Mojo Data Solutions, Inc (the “Reincorporation”). All references to the Company or Authentic before September 13, 2013 are to Authentic Teas, Inc.

Basis of Presentation

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended March 31, 2014 and 2013, our cash flows for the three months ended March 31, 2014 and 2013 and our financial position as of March 31, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto included in our Report on Form 8-K on the acquisition of MDS and the audited financial statements of MDS for the year ended December 31, 2013 as filed with the SEC on October 31, 2014 and as amended on November 4, 2014.

Going Concern

The Company had a net loss of $338,285 and negative cash flows from operations of $138,214 for the three months ended March 31, 2014. The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of convertible debt and equity securities.

The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

Note 2. Stock and Asset Purchase Agreements

Stock Purchase Agreement

On August 23, 2013 (the “Closing Date”), Authentic, Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield, constituting all of the executive officers and members of the Board of Directors of Authentic (the “Selling Stockholders”), and RDA Equities, LLC, a Puerto Rico limited liability company (“RDA”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which RDA purchased from the Selling Stockholders an aggregate of 2,750,000 shares, par value $0.001 per share, of restricted common stock of Authentic (the “Shares”) in consideration for $0.001 per Share (the “Purchase Price”), for an aggregate purchase price of $2,750 (the “Transaction”). Such Shares represented approximately 68.6% of the 15,151,800 outstanding shares of common stock of Authentic as of such date.

Pursuant to the terms and conditions of the Stock Purchase Agreement, on the Closing Date, (i) the Board of Directors of Authentic appointed Joseph Spiteri and Ralph M. Amato as members to the Board of Directors; (ii) Hrant Isbeceryan and David Lewis Richardson, the current executive officers of the Company, resigned from the Company; (iii) the Board of Directors appointed Joseph Spiteri as the Company’s Chief Executive Officer, President, Secretary and Treasurer, Ronald J. Everett as the Company’s Chief Financial Officer, and Nicholas P. DeVito as the Company’s Chief Operating Officer; and (iv) Hrant Isbeceryan, David Lewis Richardson and Evan Michael Hershfield resigned from the Board of Directors, effective immediately.

Also pursuant to the Stock Purchase Agreement, Authentic agreed to effectuate the following: (a) a three-for-one (3:1) forward stock split of Authentic’s outstanding common stock (the “Forward Stock Split”); (b) a business combination by merging Authentic with and into Mojo Data Solutions, Inc., a corporation formed in the Commonwealth of Puerto Rico, with Mojo being the surviving entity (the “Surviving Corporation”) and with each outstanding share of the Common Stock of the Company being automatically converted into one share of Common Stock of the Surviving Corporation (the “Merger”); and (c) the Surviving Corporation subsequently acquiring certain intellectual property assets of Mobile Data Systems, Inc., a New York corporation (the “Acquisition”). In the event the Merger and Acquisition was not consummated on or prior to the 90th day following the Closing Date, which date was extended by agreement among the parties, the Company agreed to undertake all reasonable efforts to remove the then current directors and officers of the Company in accordance with applicable corporate law and replace such individuals with Hrant Isbeceryan as President, Chief Executive Officer and director, David Lewis Richardson as Chief Financial Officer, Secretary, Treasurer and director and Evan Michael Hershfield as director, and unless otherwise consented to in writing by Hrant Isbeceryan, cease all actions in connection with the Forward Stock Split, Merger and Acquisition to the extent such actions have not yet been consummated; and retransfer the Shares back to the Selling Stockholders for the Purchase Price.

On September 13, 2013, Authentic, effectuated a three-for-one (3:1) forward stock split of its outstanding shares of common stock, par value $0.001 per share. All references to Authentic’s outstanding shares, warrants and per share information have been retroactively adjusted to give effect to the forward stock split. After the forward stock split, Authentic merged with and into Mojo Data Solutions, Inc., a Puerto Rico corporation and a wholly-owned subsidiary of Authentic formed on August 21, 2013 solely for the purpose of reincorporating Authentic in Puerto Rico under the new name Mojo Data Solutions, Inc. Pursuant to that certain Agreement and Plan of Merger, dated August 27, 2013, by and between Authentic, a Nevada corporation and Mojo Data Solutions, Inc., a Puerto Rico corporation (the “Merger Agreement” and “Mojo”), Authentic merged with and into Mojo, with Mojo being the surviving corporation (hereinafter referred to as the “Company”) and Authentic ceasing to exist. Each share of common stock of Authentic automatically, and without any further action by any of the stockholders, became a share of common stock, par value $0.001, of Mojo on a one-for-one basis. As a result of the Merger, the Certificate of Incorporation and Bylaws of Authentic became the Certificate of Incorporation and Bylaws of the Company.

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

Note 2. Stock and Asset Purchase Agreements (continued)

Asset Purchase Agreement

On September 27, 2013, the Company entered into an Asset Purchase Agreement (the “APA”) with Mobile Data Systems, Inc., a New York corporation (“MDS”), pursuant to which the Company agreed to purchase all of the intellectual property and substantially all of the tangible assets of MDS, constituting substantially all of the assets of MDS, in consideration for $190,000 cash and an unsecured promissory note for the principal amount of $80,000 (the “Promissory Note”), bearing interest at a rate of 5% per annum, maturing on the first anniversary date of the date of issuance and convertible by the holder thereof at any time and from time to time into restricted shares of common stock of the Company at the rate of $0.05 per share (the “Transaction”). The net cash received from MOJO was $8,277 with the remaining $80,000 recorded as note receivable and $181,723 recorded as payment of debt. The total consideration of $270,000 was recorded as an equity transaction between related parties. The CEO of the Company is also the CEO of Mobile Data Systems, Inc. Upon the closing of the transaction under the APA on January 31, 2014, the business of MDS became the business of Mojo.

The combination of the stock purchase agreement and APA is accounted for under the guidance for reverse merger acquisitions. In accordance with reverse merger accounting, the December 31, 2013 balances on the balance sheet are those of MDS with the exception of common stock which has been reflected to show the shares that would have been outstanding if MDS was public as of December 31, 2013. In addition, the prior year quarterly results of operations and cash flows are those of MDS.

Upon closing of the APA, all assets of MDS were removed from the surviving company with the exception of the fixed assets which were assumed by the surviving company as part of the APA. In addition, all liabilities and retained earnings were also removed from the surviving company. The net adjustment to additional paid in capital for this was a decrease of $1,143,195 with net asset removed of $2,575,202. In addition, upon closing of the APA, all assets, liabilities, and equity instruments of Mojo were incorporated to the surviving company. The net adjustment to additional paid in capital for this was a decrease of $120,351 with net assets assumed of $(92,593). The net cash received from the reverse merger was $176,104.

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

See below for a table showing the full effects of the reverse merger at the time of commencement on January 31, 2014.

			Consolidation Adjustments			Surviving
	MDS	Mojo	MDS	Mojo	APIC	Company
Cash and cash equivalents	11,507	187,610	(11,507)	187,610	176,103	187,610
Accounts receivable	-	163	-	163	163	163
Accounts receivable - related party	10,000	-	(10,000)	-	(10,000)	-
Inventory	-	2,961	-	2,961	2,961	2,961
Prepaid expenses	-	2,045	-	2,045	2,045	2,045
Convertible note receivable	80,000		(80,000)		(80,000)	-
Other receivable - related party	18,000	-	(18,000)	-	(18,000)	-
	119,507	192,779				192,779

Property and equipment, net	13,607	-	-	-	-	13,607

Other assets	1,018	-	(1,018)	-	(1,018)	-
	134,132	192,779				206,386

Cash overdraft		4,137		(4,137)	(4,137)	4,137
Accounts payable	562,650	56,258	562,650	(56,258)	506,392	56,258
Accounts payable - related party	-	10,000	-	(10,000)	(10,000)	10,000
Accrued expenses	-	5,957	-	(5,957)	(5,957)	5,957
Notes payable	740,000	-	740,000	-	740,000	-
Convertible notes payable	-	100,000	-	(100,000)	(100,000)	100,000
Due to related parties	1,393,077	109,020	1,393,077	(109,020)	1,284,057	109,020
	2,695,727	285,372				285,372

Preferred stock	-	23,000	-	(23,000)	(23,000)	23,000
Common stock	10,394	15,152	-	(4,758)	(4,758)	15,152
Additional paid in capital	1,146,408	230,626	-	-	-	(117,138)
Accumulated deficit	(3,718,397)	(361,371)	(3,718,397)	-	(3,718,397)	-
	(2,561,595)	(92,593)				(78,986)
	134,132	192,779	(1,143,195)	(120,351)	(1,263,545)	206,386

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

Note 3. Related Party Transactions

On January 31, 2014, the Company consummated the Asset Purchase Agreement (the “APA”) with Mobile Data Systems, Inc., a New York corporation (“MDS”), for which the CEO of the Company is also the CEO. See Note 2 for details of the APA. As of March 31, 2014, the Company owed Mobile Data Systems, Inc. $35,684 relating to expenses incurred prior to the signing of the APA. This payable is included in accounts payable – related party on the balance sheet.

As result of the reserve merger, on January 31, 2014, $80,000 of convertible debt were carried over to the Company. The note has a conversion price of $0.05 that bears 5% interest. The stock price on January 31, 2014 was $0.23, which resulted in a beneficial conversion feature. Due to the beneficial conversion feature, a debt discount of $80,000 was recorded. The debt discount will be accreted using the effective interest method. Debt discount amortization for the three months ended March 31, 2014 was $8,359, which is included in interest expense on the statement of operations. The unamortized debt discount as of March 31, 2014 was $71,641. Interest expense on the note for the three months ended March 31, 2014 was $667.

On November 19, 2013, and December 18, 2013, the Company sold two convertible promissory notes to Prospect Financial, LLC (“Prospect Financial”), an entity which Ralph M. Amato, a principal stockholder and a former member of the Board of Directors of the Company, has voting and dispositive control, in consideration for, and for the principal amounts of, $50,000 each. Each note bore interest at the rate of 5% per annum, was to mature on the first year anniversary date of the date of issuance, and was convertible into common stock at $0.25 per share. On January 31, 2014, the combined outstanding principal balance of $100,000 and combined accrued interest of $815 on the notes were converted into 400,000 and 3,260 shares of common stock, respectively.

As of March 31, 2014 and December 31, 2013, respectively, $109,020 is due to the Company’s former President and Chief Financial Officer. The advances are unsecured, non-interest bearing and due on demand.

The Company engages a related party through common ownership by the CEO for consulting expenses. The Company made repayments for amounts owed to this company of $31,000 during the three months ended March 31, 2104. Consulting expenses incurred with this related party during the three months ended March 31, 2014 was $64,004. The Company also leases rental space from this related party. There are no set terms for rent as rent is on a month to month basis. Rent expense for the three months ended March 31, 2014 was $2,500. At March 31, 2014, the Company owed this related party $69,504. This payable is included in accounts payable – related party on the balance sheet.

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

Note 4. Stockholders’ Deficit

Common Stock

On January 31, 2014, the Company issued 200,000 shares of its common stock and 200,000 warrants with an exercise price of $0.50 and a life of three years for consulting services for a fair value totaling $46,000 and $45,940, respectively. The warrants have been valued using the Black-Scholes model with the following assumptions; term of 3 years, volatility of 383%, risk-free interest rate of 0.69% and dividend yield of 0%. The expected warrant term is based on the remaining contractual term. The expected volatility is based on the historical volatility of the prior companies. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends.

Warrants

Warrant activity for the three months ended March 31, 2015 consisted of:

	2015
	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1,	-	-
Granted	1,700,000	0.50
Expired	-	-
Exercised	-	-
Outstanding at March 31,	1,700,000	0.50

In addition to the issuance of 200,000 warrants describe above under Common Stock above, 1,500,000 warrants with an exercise price of $0.50 and a life of five years were issued in the current quarter prior to the reverse merger; therefore, all accounting for these warrants was done in the line titled Reclassification for Reverse Merger on the Condensed Statement of Changes in Stockholders’ Deficit.

As of March 31, 2014, the total intrinsic value of warrants outstanding and exercisable was $0.

As of March 31, 2014, the Company has $0 in stock-based compensation related to warrants that is yet to be vested. The weighted average remaining life of the warrants is 4.6 years.

Note 5. Subsequent Event

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2015. The note is convertible at $0.25 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis of the financial condition and results of operations of the Company is for the three month periods ended March 31, 2014 and 2013 and should be read in conjunction with the Selected Consolidated Financial Data, the financial statements, and the notes to those financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. As used in this Report, the terms “MOJO,” the “Company,” “we,” “us,” “our,” and similar terms mean MOJO Data Solutions, Inc., a Puerto Rico corporation.

Company Overview

Since the consummation of the Asset Purchase Agreement on January 31, 2014 (see Note 1 of the financial statements for details of the transaction), we have been refocusing the Company’s business plan and strategy to develop and monetize the intellectual property assets we purchased from MDS. Preceding the transaction, the Company served as a holding company for our predecessor’s wholly-owned subsidiary, Authentic Teas Inc., a corporation incorporated in the province of Ontario, Canada on July 8, 2010 (“AUTT Canada”). AUTT Canada historically sold herbal teas online. We intend to sell the business of AUTT Canada in the near future.

MOJO develops smartphone applications that enable brands and consumers to interact with media delivering digital content back to the handset. The Company focuses on retail, entertainment and pharmaceutical verticals.

Through our proprietary and licensed intellectual property, we are engaged in developing technologies to deliver a fully integrated, multimedia mobile visual search, discovery, content delivery and consumer activation platform - combining a simple, elegant user experience on the handset, with sophisticated data processing and campaign management tools including our audio and digital watermarking technologies and other campaign management tools. The basic idea of watermarking is to enable a hidden channel that can be used in existing distribution channels. This channel offers the possibility to transmit user specific data. Audio watermarking enables the imperceptible transmission of data within audio signals, allowing the attachment of property rights or additional data to the customer of the audio material. Digital watermarks consist of indiscernible information that can be inserted into images, audio data or videos. The watermark can also be used to check the authenticity of copies by authorized persons and provide evidence of whether the product was legally acquired or has been tampered with in some way.

Our goal is to work closely with large brands and the advertising and marketing agencies who serve them to enhance traditional advertising and marketing campaigns. We intend to achieve this by creating exciting consumer experiences enabled through all forms of mobile tags and barcodes, including the simplest UPC symbols, to the most advanced image recognition and audio watermarking, using our Mojo Tags multimedia reader.

We intend for our technologies to interoperate seamlessly with existing, large-scale systems, including retail point-of-sale, customer relationship management, campaign management, digital loyalty, inventory, track-and-trace and mobile operating systems.

In addition to having mastered the integration of mobile tag and barcode solutions, our goal is to specialize in helping our clients improve their financial performance by enabling practical and profitable business models and revenue streams.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

During the three months ended March 31, 2014, the Company did not generate any revenue compared to revenues of $6,000, from a related party during the three months ended March 31, 2013.

During the three months ended March 31, 2014, the Company had general and administrative expenses of $329,201 compared to $128,295 during the three months ended March 31, 2013. The majority of expenses for the three months ended March 31, 2014 were for professional fees related to the regulatory filings in connection with the consummation of the Asset Purchase Agreement.

During the three months ended March 31, 2014 and 2013, the Company had interest expense of $9,084 and $23,788, respectively.

The foregoing resulted in net loss of $338,285, during the three months ended March 31, 2014 compared to a net loss of $146,083 during the three months ended March 31, 2013. The Company attributes the increase in net loss to increased professional fees.

Liquidity and Capital Resources

The Company’s working capital as of March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013

Current Assets	$57,509	$65,174
Current Liabilities	$292,912	$2,761,720
Working Capital (Deficiency)	$(235,403)	$(2,696,546)

The Company’s cash flow for the three months ended March 31, 2014 and 2013 is summarized as follows:

	March 31, 2014	March 31, 2013

Cash (used in) operating activities	$(138,214)	$(114,032)
Cash provided by investing activities	$184,381	$-
Cash provided by (used in) financing activities	$(31,000)	$113,353
Net increase (decrease) in cash and cash equivalents	$15,167	$(679)

As of March 31, 2014, we had a working capital deficiency of $235,403 compared to a working capital deficiency of $2,696,546, an improvement of $2,461,143. The change is primarily attributable to the effects of the asset purchase agreement as well as an increase in cash and a decrease in convertible notes payable offset by an increase in accounts payable.

Cash used in operating activities during the three months ended March 31, 2014 was $138,214. The was primarily due to a net loss of $338,285 which was offset by shares issued for services of $46,000, warrant expense for services of $45,940, and a change in accounts payable resulting in an increase in cash of $95,188. Cash used in operating activities during the three months ended March 31, 2013 was $114,032. This was primarily due to a net loss of $146,083.

Cash provided by investing activities during the three months ended March 31, 2014 and 2013 was $184,381 and $0, respectively. The primary item comprising the $184,381 was the cash received from the asset purchase agreement.

Cash used in financing activities during the three months ended March 31, 2014 was $31,000 compared to cash provided by financing activities during the three months ended March 31, 2013 of $113,353. Cash used in financing activities during the three months ended March 31, 2014 was due to net repayments of $31,000 to related parties. Cash provided by financing activities during the three months ended March 31, 2013 was $113,353 which consisted of $10,587 in repayments offset by proceeds from related parties of $123,940.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We require funds to enable us to address our minimum current and ongoing expenses as presently, we are not generating revenue to meet our operating and capital expenses. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. To acquire additional financing, we plan to raise any such additional capital primarily through equity and debt financing, provided that such funding is available to our Company. The issuance of additional equity securities by our Company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on evaluation as of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 8-K for the fiscal year ended December 31, 2013, filed with the SEC on October 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as noted above and previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended March 31, 2014.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Data Solutions, Inc.

Date: January 27, 2016	By:	/s/ Joseph Spiteri
	Name:	Joseph Spiteri
	Title:	Chief Executive Officer

