Form 10-Q
period 2014-06-30
MOJO DATA SOLUTIONS, INC.
filed 2016-02-08
CIK 1523486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2014

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

As of February 5, 2016, there were 15,755,060 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Mojo Data Solutions, Inc.

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets

Assets:
Cash	$17,658	$37,174
Accounts receivable, net	162	-
Accounts receivable - related party	-	10,000
Other receivable - related party	-	18,000
Inventory	2,961	-
Prepaid expenses	2,445	-
Total current assets	23,226	65,174

Property and equipment, net	12,247	13,607

Other assets, net	-	1,018

Total Assets	$35,473	$79,799

Liabilities and Stockholders’ Deficit

Liabilities:
Cash overdraft	$4,137	$-
Accounts payable and accrued expenses	49,307	563,554
Accounts payable - related party	216,050	-
Due to related parties	109,020	1,424,077
Notes payable	-	774,089
Convertible note payable	50,000	-
Convertible note payable - related party, net of unamortized discont of $57,689	22,311	-
Total current liabilities	450,825	2,761,720

Notes payable	-	147,634
Total Liabilities	450,825	2,909,354

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	-
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding	15,000	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 10,394,135 shares issued and outstanding, respectively	15,755	10,394
Additional paid in capital	75,014	876,408
Accumulated deficit	(529,121)	(3,716,357)
Total Stockholders’ Deficit	(415,352)	(2,829,555)

Total Liabilities and Stockholders’ Deficit	$35,473	$79,799

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Condensed Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Revenues	$2,445	$-	$2,445	$-
Revenues - related party	-	-	-	6,000
	2,445	-	2,445	6,000

Operating expenses
General and administrative expenses	180,057	131,348	509,258	259,643
Total operating expenses	180,057	131,348	509,258	259,643

Loss from operations	(177,612)	(131,348)	(506,813)	(253,643)

Other income (expense)
Interest expense	(15,264)	(23,686)	(24,348)	(47,474)
Total other income (expense)	(15,264)	(23,686)	(24,348)	(47,474)

Net loss	(192,876)	(155,034)	(531,161)	(301,117)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.08)

Weighted average common shares outstanding - basic and diluted	15,755,060	4,011,600	14,863,176	4,011,600

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

For the Period January 1, 2014 through June 30, 2014

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Stockholders’
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Deficit
Balance at January 1, 2014	-	-	-	-	10,394,135	10,394	876,408	(3,716,357)	(2,829,555)

Exchange on asset purchase agreement from related party							270,000		270,000
Reclassification for reserve merger	8,000,000	8,000	15,000,000	15,000	4,757,665	4,758	(120,351)		(92,593)
Extinguishment of MDS assets and liabilities not in APA							(1,143,195)	3,718,397	2,575,202
Conversion of note into stock					400,000	400	99,600		100,000
Conversion of accrued interest to stock					3,260	3	812		815
Shares issued for services					200,000	200	45,800		46,000
Warrants issued for services							45,940		45,940
Net loss								(531,161)	(531,161)

Balance at March 31, 2014	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(529,121)	(415,352)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Condensed Statements of Cash Flows

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(531,161)	$(301,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,360	19,078
Shares issued for services	46,000	1,000
Warrant expense	45,940	-
Amortization of debt discount	22,311	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	(400)	2,210
Increase (Decrease) in:
Cash overdraft	-	-
Accounts payable and accrued expenses	(12,997)	38,830
Accounts payable - related party	206,050	-
Net Cash Used In Operating Activities	(222,897)	(239,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of assets	8,277	-
Cash received from reverse merger	176,104	-
Net Cash Provided By Investing Activities	184,381	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	(15,947)
Proceeds from convertible notes payable	50,000	-
Net proceeds from (repayments to) related parties	(31,000)	256,268
Net Cash Provided By (Used In) Financing Activities	19,000	240,321

Net Increase (Decrease) in Cash	(19,516)	322

Cash - Beginning of Period	37,174	739

Cash - End of Period	$17,658	$1,061

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$3,765

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Convertible notes converted to stock	$100,000	$-
Accrued interest converted to stock	$815	$-
Reclassification for reverse merger	$(280,204)	$-
Extinguishment of MDS assets and liabilities not in APA	$2,586,709	$-
Exchange on asset purchase agreement from related party	$261,723	$-

See accompanying notes to the unaudited condensed financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

June, 2014

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

Basis of Presentation

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended June 30, 2014 and 2013, our cash flows for the six months ended June 30, 2014 and 2013 and our financial position as of June 30, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Going Concern

The Company had a net loss of $531,161 and negative cash flows from operations of $222,897 for the six months ended June 30, 2014. The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of convertible debt and equity securities.

The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

June 30, 2014

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

June 30, 2014

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

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

June 30, 2014

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

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

June 30, 2014

(Unaudited)

Note 3. Related Party Transactions

On January 31, 2014, the Company consummated the Asset Purchase Agreement (the “APA”) with Mobile Data Systems, Inc., a New York corporation (“MDS”), for which the CEO of the Company is also the CEO. See Note 2 for details of the APA. As of June 30, 2014, the Company owed Mobile Data Systems, Inc. $36,185 relating to expenses incurred prior to the signing of the APA. This payable is included in accounts payable – related party on the balance sheet.

As result of the reserve merger, on January 31, 2014, $80,000 of convertible debt were carried over to the Company. The note has a conversion price of $0.05 that bears 5% interest. The stock price on January 31, 2014 was $0.23, which resulted in a beneficial conversion feature. Due to the beneficial conversion feature, a debt discount of $80,000 was recorded. The debt discount will be accreted using the effective interest method. Debt discount amortization for the three and six months ended June 30, 2014 was $13,952 and $22,311, respectively, which is included in interest expense on the statement of operations. The unamortized debt discount as of June 30, 2014 was $57,689. Interest expense on the note for the three and six months ended June 30, 2014 was $1,000 and $1,667, respectively.

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

As of June 30, 2014 and December 31, 2013, respectively, $109,020 is due to the Company’s former President and Chief Financial Officer. The advances are unsecured, non-interest bearing and due on demand.

The Company engages a related party through common ownership by the CEO for consulting expenses. The Company made repayments for amounts owed to this company of $31,000 during the six months ended June 30, 2014. Consulting expenses incurred with this related party during the three and six months ended June 30, 2014 was $97,983 and $161,987, respectively. The Company also leases rental space from this related party. There are no set terms for rent as rent is on a month to month basis. Rent expense for the three and six months ended June 30, 2014 was $7,500 and $10,000, respectively. At June 30, 2014, the Company owed this related party $179,865. This payable is included in accounts payable – related party on the balance sheet.

MOJO DATA SOLUTIONS, INC.

Notes to Condensed Financial Statements

June 30, 2014

(Unaudited)

Note 4. Convertible Note Payable

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2015. The note is convertible at $0.25 per share. At June 30, 2014, there was $50,000 outstanding on this note.

Note 5. Stockholders’ Deficit

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

Warrants

Warrant activity for the six months ended June 30, 2014 consisted of:

	2014
	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1,	-	-
Granted	1,700,000	0.50
Expired	-	-
Exercised	-	-
Outstanding at June 30,	1,700,000	0.50

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

As of June 30, 2014, the total intrinsic value of warrants outstanding and exercisable was $0.

As of June 30, 2014, the Company has $0 in stock-based compensation related to warrants that is yet to be vested. The weighted average remaining life of the warrants is 4.35 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis of the financial condition and results of operations of the Company is for the three and six month periods ended June 30, 2014 and 2013 and should be read in conjunction with the Selected Consolidated Financial Data, the financial statements, and the notes to those financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. As used in this Report, the terms “MOJO,” the “Company,” “we,” “us,” “our,” and similar terms mean MOJO Data Solutions, Inc., a Puerto Rico corporation.

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

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

During the three months ended June 30, 2014, the Company generated revenues of $2,445 compared to no revenues during the three months ended June 30, 2013.

During the three months ended June 30, 2014, the Company had general and administrative expenses of $180,057 compared to $131,348 during the three months ended June 30, 2013. The majority of expenses for the three months ended June 30, 2014 were for professional fees.

During the three months ended June 30, 2014 and 2013, the Company had interest expense of $15,264 and $23,686, respectively.

The foregoing resulted in net loss of $192,876 during the three months ended June 30, 2014 compared to a net loss of $155,034 during the three months ended June 30, 2013. The Company attributes the increase in net loss to increased professional fees.

Six months ended June 30, 2014 compared to the six months ended June, 2013

During the six months ended June 30, 2014, the Company generated revenues of $2,445 from a non-related party compared to revenues of $6,000, from a related party during the six months ended June 30, 2013.

During the six months ended June 30, 2014, the Company had general and administrative expenses of $509,258 compared to $259,643 during the six months ended June 30, 2013. The majority of expenses for the six months ended June 30, 2014 were for professional fees related to the regulatory filings in connection with the consummation of the Asset Purchase Agreement.

During the six months ended June 30, 2014 and 2013, the Company had interest expense of $24,348 and $47,474, respectively.

The foregoing resulted in net loss of $531,161 during the six months ended June 30, 2014 compared to a net loss of $301,117 during the six months ended June 30, 2013. The Company attributes the increase in net loss to increased professional fees.

Liquidity and Capital Resources

The Company’s working capital as of June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013

Current Assets	$23,226	$65,174
Current Liabilities	$450,825	$2,761,720
Working Capital (Deficiency)	$(427,599)	$(2,696,546)

The Company’s cash flow for the six months ended June 30, 2014 and 2013 is summarized as follows:

	June 30, 2014	June 30, 2013

Cash (used in) operating activities	$(222,897)	$(239,999)
Cash provided by investing activities	$184,381	$-
Cash provided by financing activities	$19,000	$240,321
Net increase (decrease) in cash and cash equivalents	$(19,516)	$322

As of June 30, 2014, we had a working capital deficiency of $427,599 compared to a working capital deficiency of $2,696,546, an improvement of $2,268,947. The change is primarily attributable to the effects of the asset purchase agreement resulting in a decrease in debt.

Cash used in operating activities during the six months ended June 30, 2014 was $222,897. The was primarily due to a net loss of $531,161 which was offset by shares issued for services of $46,000, warrant expense for services of $45,940, amortization of debt discount of $22,311 and a change in accounts payable – related party resulting in an increase in cash of $206,050. Cash used in operating activities during the six months ended June 30, 2013 was $239,999. This was primarily due to a net loss of $301,117 offset by depreciation expense of $19,078 and an increase of $38,830.

Cash provided by investing activities during the six months ended June 30, 2014 and 2013 was $184,381 and $0, respectively. The primary item comprising the $184,381 was the cash received from the asset purchase agreement.

Cash provided financing activities during the six months ended June 30, 2014 was $19,000 compared to cash provided by financing activities during the six months ended June 30, 2013 of $240,321. Cash used in financing activities during the six months ended June 30, 2014 was due to net repayments of $31,000 to related parties offset by net proceeds of $50,000 from the issuance of a convertible note. Cash provided by financing activities during the six months ended June 30, 2013 was $240,321 which consisted of $15,947 in repayments offset by proceeds from related parties of $256,268.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as noted above and previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the period ended June 30, 2014.

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

Mojo Data Solutions, Inc.

Date: February 5, 2016	By:	/s/ Joseph Spiteri
Name: Joseph Spiteri
Title: Chief Executive Officer

