Form 10-K
period 2014-12-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-175003

Mojo Data Solutions, Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0808398
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

39 Dorado Beach East

Dorado, Puerto Rico 00646

(Address of principal executive offices) (Zip Code)

(631) 521-9700

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock. $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2014, was $289,000. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. Accordingly, effective as of June 30, 2014, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of December 31, 2015, there were 15,755,060 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOJO DATA SOLUTIONS, INC.

PART I

Item 1. Business

Our History

The Company was initially incorporated on July 8, 2010 in the State of Nevada under the name of Authentic Teas, Inc. (“AUTT”). Effective September 16, 2013, the Company was redomesticated in the Commonwealth of Puerto Rico by merging AUTT with and into a Puerto Rico corporation, MOJO Data Solutions, Inc., which itself was formed on August 21, 2013 solely for the purpose of the redomestication and change of name and was a subsidiary of AUTT. Unless otherwise noted, references herein to “MOJO Data Solutions,” “MOJO,” the “Company,” “we,” “us,” “our” and similar terms shall mean MOJO Data Solutions, Inc., a Puerto Rico corporation, as successor to AUTT. The Company’s website address is www.mojotags.com. The website and information contained on, or that can be accessed through the website are not part of this report. Under the redomestication, each outstanding share of AUTT common stock was automatically converted into one share of MOJO common stock. On October 11, 2013, the OTCBB symbol of the Company’s common stock was changed from AUTT to MJDS.

On September 27, 2013, the Company entered into an Asset Purchase Agreement with Mobile Data Systems, Inc. (“MDS”) pursuant to which MOJO agreed to purchase all of the intellectual property and substantially all of the tangible assets of MDS (the “MDS Asset Purchase”). On January 31, 2014, the Company closed on the MDS Asset Purchase in consideration of $190,000 in cash and a one-year unsecured 5% convertible promissory note in the principal amount of $80,000 payable to Joseph Spiteri, our sole officer and director which note is convertible at any time into shares of the Company’s common stock at $0.05 per share. The Cash Amount was utilized to repay and satisfy the outstanding indebtedness under a certain Loan Promissory Note dated September 19, 2011, by and between MDS, as the borrower, and the Long Island Development Corporation, a New York State not-for-profit corporation, as the lender.

Upon the closing of the acquisition with MDS, the business of MDS became the business of MOJO.

The address of our principal executive office is 39 Dorado Beach East, Dorado, Puerto Rico 00646. Our telephone number is (631) 521-9700, and our website is located at www.mojotags.com.

Company Overview

We develop smartphone applications that enable brands and consumers to interact with traditional media delivering digital content back to the handset. We embed proprietary visual and audible “tags” in products or print, TV and radio advertising. Consumers can use their smartphones to scan, touch or listen to the tags and interact with digital content, offers, and promotions to make immediate purchases and/or verify the authenticity of the product.

The Company focuses on retail, media and entertainment, and pharmaceutical verticals.

Through our proprietary and licensed intellectual property, we are engaged in developing technologies to deliver a fully integrated, multimedia mobile visual search, discovery, content delivery and consumer activation platform, combining a simple, elegant user experience on the handset, with sophisticated data processing and campaign management tools including our audio and digital watermarking technologies. The basic idea of watermarking is to enable a hidden channel that can be used in existing distribution channels. This channel offers the possibility to transmit user specific data. Audio watermarking enables the imperceptible transmission of data within audio signals, allowing the attachment of property rights or additional data to the customer of the audio material. Digital watermarks consist of indiscernible information that can be inserted into images, audio data or videos. The watermark can also be used to check the authenticity of copies by authorized persons and provide evidence of whether the product was legally acquired or has been tampered with in some way.

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

In addition to having mastered the integration of mobile tags and barcode solutions onto popular smartphone operating systems (iOS and Android), our goal is to specialize in helping our clients improve their financial performance by enabling practical and profitable business models and revenue streams.

Company Highlights

To date, the Company has achieved the following

•	Developed the Mojo Campaign Management Suite encompassing several products, including Mojo Tags, Mojo Touch and Mojo Insights. The Mojo Campaign Management Suite with its carrier grade back-end can handle millions of simultaneous consumer transactions and provides brand protection for companies seeking anti-counterfeiting, diversion and track and trace capabilities.
•	Developed the innovative FadeMark process. FadeMark is one of few covert brand protection methods that thwart counterfeiters’ duplication efforts.

Campaign Management Suite

The MOJO Campaign Management Suite offers a complete solution for managing campaigns, activating consumers and protecting a company’s brand. The Mojo Campaign Management Suite covers tag and barcode creation, campaign management, real-time decision making, marketing analytics, data integration, content delivery and consumer engagement.

The Company’s Campaign Management Suite includes Mojo Tags, Mojo Touch and Mojo Insights.

Mojo Tags

Mojo Tags connects the physical world to the digital world. Mojo Tags are used in print, images, audio and packaging to allow consumers using smartphones to connect with the digital content and experiences of brands. It could be a “Play Video” button for product information, “Buy Now” button that a company places on a product or a “Check In” button on a storefront window. Mojo Tags are buttons for the physical world, which enable customer interaction using any Apple iOS or Android phone or tablet. There are a variety of Mojo Tags that can be created, managed and tracked with the Mojo Campaign Management Suite for use in media, i.e., Visual Tags including QR Code and UPC, Audio Tags, Picture Tags, Invisible Tags, Secure Tags and NFC Tags.

Mojo Insights

Mojo Insights offers (to companies) innovative solutions for managing their mobile campaigns and connecting consumers to Internet content from traditional media. We deliver a fully integrated, multimedia mobile visual search and content delivery platform, combining a simple, elegant user experience on the handset, with sophisticated data processing and campaign management tools. The user friendly designed reports display everything a company needs to know about its campaigns with up-to-the-minute data and analytics.

In addition to time, place, and location-aware metrics, when the Mojo Tag App is used for scanning, additional demographic profile data is available including age, gender, geographic location, income and language preference.

Mojo Tags App

The Mojo Tags app is now available on the iTunes App Store and Google Play. Scanning a tag is as simple as opening the Mojo Tags app and placing a tag within the sights or having the App listen to the audio track of any media.

How the Mojo Tags App works:

1.	Consumer uses a smartphone to scan or listen to tags found in print, audio, pictures and packaging.
2.	The Mojo Tags App decodes the tag and transmits the data from the smartphone, over the network to the content server.
3.	The content server performs a lookup of decoded data and responds with the correlated URL or action, based on campaign parameters, device-provided contextual data e.g., location, place, time, profile, etc.
4.	URL or action is received by consumer’s smartphone.
5.	Smartphone launches web browser and presents designated content and experience.

The Mojo Tags app detects digital watermarks in print and audio and also reads QR Codes and UPC barcodes. The Mojo Tags app also does Image Recognition and BLE beacon detection. The Company’s proprietary FadeMark process makes it impossible for counterfeiters to successfully reproduce packaging, inserts or labels. FadeMarks cannot be counterfeited or replicated. The embedded FadeMark authenticates a product at every point in the supply chain. Counterfeit products are immediately exposed as frauds when scanned with a smartphone.

Technology

The MOJO Tags system consists of the following four proprietary integral pieces: (i) the Mobile Application(s) that resides on the mobile phone; (ii) the Content Server; (iii) the SQL Database; and (iv) the Campaign Manager.

Mobile Application. The Mobile Application reads the media presented (Audio, Video, Image, and Touch) and extracts the hidden data. The Application then submits this data along with demographic and location data to the MOJO Tags Content Server. The Application then processes the response from the Content Server and presents the digital content for the user to interact with.

Content Server. The Content Server processes the submitted code and, based on certain criteria, determines where to query a response from. The query can be directed to the MOJO Tags database or a third party customer database (i.e. Best Buy, Sears, etc.). Once a response is received, it is formatted and directed back to the Mobile Application that submitted the request.

SQL Database. The SQL Database is responsible for data processing and storage. The Content Server submits queries to the SQL Database by calling remote stored procedures. These stored procedures parse the data into its components parts. Demographic and location data are stored in the database and code payoff information is retrieved from the database. The database also receives remote procedure calls from the Campaign Manager in order to update code information or to report on code activity.

Campaign Manager. The Campaign Manager is the user interface into the data storage. It allows users to customize the response to a particular code in the system. The Campaign Manager also allows users to generate reports on code usage, generate analytics and manage campaigns on a daily basis.

Watermarking and Retrieval Software. Our technology incorporates and works with a third party’s software. Pursuant to a license agreement, dated October 9, 2013, between Fraunhofer Geselleschaft zür Forderung der angerwandten Forschung e.V. (“FhG”), Europe’s largest application-oriented research organization ]based in Munich, Germany, for its Institute for Secured Information Technology and MDS which was assigned by MDS on the closing of the MDS Asset Purchase with the consent of FhG. We have the non-exclusive worldwide right to use FhG’s “Audio and Video Watermarking Software” and “Watermark Detector Software” (collectively, the “Software”) to watermark and retrieve media files by embedding binary codes in advertisements and television programs transmitted via broadcast and to retrieve such embedded codes from such advertisements and television programs with the help of a mobile phone or similar device. The term of the license agreement commenced on November 1, 2013 and it may be terminated upon six months’ notice, effective at the end of a calendar quarter. Our royalty payments to FhG are payable every six months and are based upon revenues derived from the Software, with a mandatory minimum royalty payment. Our technology works with the Software and although our license for the Software is non-exclusive, we hold the exclusive rights to use our technology and products which are derivative works of the Software.

All of our products are currently fully developed and working. We will continue to update our products to newer operating environments.

Sources and Availability of Raw Materials

Everything we need to develop and improve our products is readily available.

Intellectual Property

We do not currently hold any registered patents, copyrights or trademarks. We currently own our website’s domain name www.mojotags.com. We have developed proprietary technologies around our multimedia reader for the Mojo Tags application. The multimedia reader is a one-of-a kind reader which we believe has no competition in the marketplace today. We intend to apply for specific patents around our proprietary intellectual property and trade secrets supporting the reader and the campaign management platform.

We rely on trade secret protection and confidentiality agreements to protect proprietary market, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. However, confidential information and trade secrets can be difficult to protect. Moreover, the information embodied in our trade secrets and confidential information may be independently and legitimately developed or discovered by third parties without any improper use of or reference to information or trade secrets. We seek to protect the market, technical and business information supporting our operations, as well as the confidential information relating specifically to our products by entering into confidentiality agreements with parties to whom we need to disclose our confidential information to, such as our employees, consultants, board members, contractors and investors. However we cannot be certain that such agreements have been entered into with all relevant parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for those breaches. Our confidential information and trade secrets thus may become known by our competitors in ways we cannot prove or remedy.

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach their agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain recourse for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against the parties misappropriating those trade secrets.

Marketing and Distribution

Principal Markets

Our goal is to establish relationships and work closely with large brands and the advertising and marketing agencies who serve them to enhance traditional advertising and marketing campaigns. We intend to achieve this by creating exciting consumer experiences enabled through all forms of mobile tags and barcodes, including the simplest UPC symbols, to the most advanced image recognition and audio watermarking, using our Mojo Tags multimedia reader. We do not currently have any contractual arrangements with any such brands and/or agencies.

We intend for our technologies to interoperate seamlessly with existing, large-scale systems, including retail point-of-sale, customer relationship management, campaign management, digital loyalty, inventory, track-and-trace and mobile operating systems.

In addition to having mastered the integration of mobile tag and barcode solutions, our goal is to specialize in helping our clients improve their financial performance by enabling practical and profitable business models and revenue streams. We do not currently have any customer agreements

Dependence on Specific Customer or Customers

Our business is not currently dependent on specific customers, the loss of any one or more of which would have a material adverse effect on our business.

Industry and Competition

We operate in a highly competitive, consumer-driven and rapidly changing environment. Our success is, to a large extent, dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish our services from those of our competitors, most of which have greater resources than us and have a longer operating history. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are not as effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business, financial condition and results of operation could suffer.

The introduction by our competitors of new technologies, products and services may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer at no additional cost or at lower prices, certain products and services that we currently offer to customers separately or at a premium. In addition, the uncertainty of our ability and the costs to obtain intellectual property rights from third parties could impact our ability to respond to technological advances in a timely and effective manner.

Technology in our industry changes rapidly which could cause our products and services to become obsolete. We may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted limiting or even preventing us from becoming profitable. We may also be at a competitive disadvantage in developing and introducing complex new products and services due to the substantial costs we may incur in producing these products or services, For example, our competitors could use proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial costs, one or more of the products or services we or our strategic partners are developing could become obsolete prior to it being widely adopted.

We expect to continue to face increased threats from companies who use the Internet to deliver services similar to ours as the speed and quality of broadband and wireless networks continues to improve. Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully. Technological innovations generally require a substantial investment before they are commercially viable. We intend, subject to financing, to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our products, services and technologies face significant competition, and any revenues generated or the timing of their deployment, which may be dependent on the actions of others, may not meet our expectations. Competition in the communications industry is affected by various factors that include, among others: evolving industry standards and business models; evolving methods of transmission for voice and data communications; networking; value-added features that drive replacement rates and selling prices; turnkey, integrated product offerings that incorporate hardware, software, user interface and applications; and scalability and the ability of the system technology to meet customers’ immediate and future network requirements.

We intend that advertising will produce the predominant share of our revenues, if any. With the continued development of alternative forms of media, particularly electronic media including those based on the Internet, our businesses may face increased competition. Alternative media sources may also affect our ability to generate revenues. This competition may make it difficult for us to grow or generate revenues, which we believe will challenge us to expand the contributions of our business.

Item 1A. Risk Factors

The information to be reported under this Item is not required of smaller reporting companies. However, there have been no material changes from the risk factors previously disclosed in our Report on Form 8-K for the fiscal year ended December 31, 2013, filed with the SEC on October 29, 2014.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal executive office is located Dorado Reef, 70 Calle Arrecife, Dorado, Puerto Rico 00646 and is provided by Joseph Spiteri, our CEO. The Company’s telephone number is (631) 521-9700. The rent is $2500 per month and our website is www.mojotags.com.

Item 3. Legal Proceedings

We are not presently a party to any litigation nor, to our knowledge, is any litigation threatened against us, which may materially affect our business or our assets.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Currently, our Common Stock is quoted in the OTC Markets Pink Sheets under the Symbol MJDS. The reported high and low sales prices for our common stock as reported thereon are shown below for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2013
First quarter ended March 31, 2013	$.30	$.30
Second quarter ended June 30, 2013	$.30	$.30
Third quarter ended September 30, 2013	$.10	$.10
Fourth quarter ended December 31, 2013	$.23	$.23

2014
First quarter ended March 31, 2014	$.25	$.25
Second quarter ended June 30, 2014	$.10	$.10
Third quarter ended September 30, 2014	$.05	$.05
Fourth quarter ended December 31, 2014	$.05	$.05

As of March 31, 2016, our transfer agent, Empire Stock Transfer, Inc. confirmed there were 21 holders of record owners of our common stock.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

In 2014, we sold 2,323,260 units of our securities at $0.25 per unit (the “Units”) each Unit consisting of one (1) share of common stock and one (1) common stock purchase warrant exercisable for a period of five (5) years at $0.50 per share in an offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) to accredited investors.

In 2014, we also issued 85,000 shares  of our common stock to two (2) individuals for services e pursuant to Section 4(a)(2) of the Securities Act.

All transactions were completed under Section 4(a)(2) of the Securities Act as they were not in connection with any public offering, and the investors were believed to be accredited and financially sophisticated.

Item 6. Selected Financial Data

The information to be reported under this item is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of the Company is for the years ended December 31, 2014 and 2013 and should be read in conjunction with the consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. As used in this report, the terms “MOJO,” the “Company,” “we,” “us,” “our,” and similar terms mean MOJO Data Solutions, Inc., a Puerto Rico corporation.

Company Overview

Since the consummation of the Asset Purchase Agreement on January 31, 2014 (see Note 2 of the consolidated financial statements for details of the transaction), we have been refocusing the Company’s business plan and strategy to develop and monetize the intellectual property assets we purchased from MDS. Preceding the transaction, the Company served as a holding company for our predecessor’s wholly-owned subsidiary, Authentic Teas Inc., a corporation incorporated in the province of Ontario, Canada on July 8, 2010 (“AUTT Canada”). AUTT Canada historically sold herbal teas online. We intend to sell the business of AUTT Canada in the near future.

MOJO develops smart-phone applications that enable brands and consumers to interact with media delivering digital content back to the handset. The Company focuses on retail, entertainment and pharmaceutical verticals.

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

Consolidated Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

During the year ended December 31, 2014, the Company generated revenues of $20,695 from non-related parties.  During the year ended December 31, 2013 the Company generated revenues of $51,000, from a related party.

During the year ended December 31, 2014, the Company had general and administrative expenses of $669,355 compared to $534,484 during the year ended December 31, 2013. The majority of expenses for the year ended December 31, 2014 were for professional fees related to the regulatory filings in connection with the consummation of the Asset Purchase Agreement.

During the year ended December 31, 2014 and 2013, the Company had interest expense of $75,728 and $94,539, respectively.

During the year ended December 31, 2014, the Company incurred costs of $73,499 relating to warrants issued to convert debt. There were no such costs in 2013.

The foregoing resulted in net loss of $797,887 during the year ended December 31, 2014 compared to a net loss of $578,023 during the year ended December 31, 2013. The Company attributes the increase in net loss to increased professional fees.

Liquidity and Capital Resources

The Company’s working capital as of December 31, 2014 and 2013 is summarized as follows:

	December 31, 2014	December 31, 2013

Current Assets	$15,180	$65,174
Current Liabilities	$639,261	$2,761,720
Working Capital (Deficiency)	$(624,081)	$(2,696,546)

The Company’s cash flow for the years ended December 31, 2014 and 2013 is summarized as follows:

	December 31, 2014	December 31, 2013

Cash (used in) operating activities	$(254,468)	$(445,169)
Cash provided by (used in) investing activities	$179,766	$(11,525)
Cash provided by financing activities	$39,140	$493,129
Net increase (decrease) in cash and cash equivalents	$(35,562)	$36,435

As of December 31, 2014, we had a working capital deficiency of $624,081 compared to a working capital deficiency of $2,696,546, an improvement of $2,072,465. The change is primarily attributable to the effects of the MDS Asset Purchase Agreement resulting in a decrease in debt.

Cash used in operating activities during the year ended December 31, 2014 was $254,468. This was primarily due to a net loss of $797,887, which was offset by shares issued for services of $46,000, warrant expense for services and conversion of debt of $119,439, amortization of debt discount of $70,453 and a change in accounts payable – related party resulting in an increase in cash of $317,867. Cash used in operating activities during the year ended December 31, 2013 was $445,169. This was primarily due to a net loss of $578,023 and an increase in related party receivables of $28,000 offset by depreciation expense of $38,155 and a change in accounts payable and accrued expenses resulting in an increase in cash of $119,275.

Cash provided by (used in) investing activities during the years ended December 31, 2014 and 2013 was $179,766 and ($11,525), respectively. The primary item comprising the $179,766 for the year ended December 31, 2014 was the cash received from the MDS Asset Purchase Agreement of $176,104. For the year ended December 31, 2013, the Company spent $11,525 to acquire fixed assets.

Cash provided financing activities during the year ended December 31, 2014 and 2013 was $39,140 and $493,129, respectively. Cash provided by financing activities during the year ended December 31, 2014 was due to net repayments of $10,860 to related parties offset by net proceeds of $50,000 from the issuance of a convertible note. Cash provided by financing activities during the year ended December 31, 2013 was $493,129 which consisted of $32,431 in repayments offset by proceeds from related parties of $525,560.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We require funds to enable us to address our minimum current and ongoing expenses as presently, we are not generating revenue to meet our operating and capital expenses. We currently do not have committed sources of additional financing and may not be able to obtain additional financing. To acquire additional financing, we plan to raise any such additional capital primarily through equity and debt financing, provided that such funding is available to us. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in the pages beginning F-1, which appear at the end of this annual report.

Item 9. Changes In, and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Principal Financial Officer (“PFO”), of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff::

(i)	inadequate segregation of duties and effective risk assessment as the Company had only one officer;
(ii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and
(iii)	inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and
(iv)	no written whistleblower policy.

Once sufficient funds are available, our CEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including:

(i)	appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management;
(ii)	adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and
(iii)	implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our CEO/PFO is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2014 our CEO/PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the 1992 report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our CEO/PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls.

The matters involving internal controls and procedures that the Company’s CEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's CEO/PFO in connection with his review of our financial statements as of December 31, 2014.

Our CEO/PFO believes that the material weaknesses set forth above did not have an effect on the Company's financial results. However, our CEO/PFO believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only its management report in the Annual Report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Goverence

Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote. Our Board of Directors appoints our executive officers, and our executive officers serve at the pleasure of our Board of Directors.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Title	Director Since:
Joseph Spiteri	60	Chief Executive Officer, President, Secretary & Treasurer, Chairman of the Board of Directors (Principal Executive Officer)	August 23, 2013

Professional Experience: The business experience of our officers and directors is set forth below:

Joseph Spiteri is a software executive with over thirty years of experience in software architecture, engineering, research, and management. He has specialized in the areas of wireless data communications, mobile computing, and multi-tier distributed computing architectures. Mr. Spiteri leads our design, development, and implementation of mobile enterprise applications and custom OEM contract software development.

Mr. Spiteri founded InVision Software in 1995 after a long career as an electrical engineer in the defense electronics industry. In 2004, he founded Mobile Data Systems, a privately-held New York corporation where he served as President, Chief Executive Officer and board member prior to the sale of its assets to the Company, In addition to Mr. Spiteri, Ralph M. Amato, age 62, was appointed to serve as a director of the Company pursuant to a consulting agreement, dated as of August 24, 2013 between the Company and Ventana Capital Partners, LLC (“Ventana”). The Company determined that Ventana failed to perform in accordance with the terms of that agreement which triggered the termination of the Ventana consulting agreement and the voluntary resignation of Mr. Amato, the appointed board designee of Ventana, from its Board of Directors.

Legal Proceedings

During the past ten years, Mr. Spiteri, our sole director or executive officer has not been:

•	The subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
•	Found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.
•	Subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors or officers or, to our knowledge, any affiliates or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Corporate Governance

We currently have no standing audit, compensation or nominating committees or committees performing similar functions, nor do we have written audit, compensation or nominating committee charters. Our Board of Directors believes it unnecessary to have such committees at this time because they can adequately perform the functions of such committees.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature until our business operations develop to a more advanced level. We currently do not have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our director at the address on the cover of this report.

Code of Ethics

We have not yet adopted a code of ethics within the definition of Item 406 of Regulation S-K. Currently, we have a single named executive officer, 3 employees, as well as a few part-time employees and additional consultants. As our business continues to grow, and we become more experienced as a fully-reporting public company, our Board of Directors plans to implement a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

We are currently not subject to Section 16(a) of the Exchange Act as we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act.

Item 11. Executive Compensation

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total($)
Joseph Spiteri	2014	–	–	–
President, Chief Executive Officer and Director	2013	–	–	–

No accrued compensation is due to any executive officer or director of the Company. Each executive officer and director will be entitled to reimbursement of expenses incurred while conducting Company business.

The former executive officers of our predecessor parent company, AUTT, did not receive any compensation during the fiscal years ended April 30, 2014 and 2013 nor was any compensation accrued.

Employment Agreements or Arrangements

We have not entered into any employment agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception. See “Certain Relationships and Related Transactions; and Director Independence; Consulting Agreement” on page 16 of this Memorandum.

Equity Awards

On October 3, 2013, the Company issued the following shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), and Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and collectively with the Common Stock and the Series A Preferred Stock, the “Securities”), to the Company’s officers and directors. The securities were issued to each individual pursuant to a Stock Purchase Agreement, dated September 20, 2013, between the Company and each individual in consideration for services rendered and valued at $0.001 per share. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 available to the Company pursuant to Section 4(a) (2) (formerly Section 4(2)) promulgated under the Securities Act due to the fact that the individuals were officers and directors of the Company and the issuances did not involve a public offering of securities. The Securities are deemed to be “restricted securities” and “control securities” pursuant to Rule 144 promulgated under the Securities Act, and certificates evidencing the Securities bear the customary restrictive legends.

Joseph Spiteri (Chief Executive Officer, Chairman, President, Secretary and Treasurer)

•	3,000,000 shares of Common Stock
•	8,000,000 shares of Series A Preferred Stock which shares automatically converted into a like number of Common Stock on January 1, 2016.
•	15,000,000 shares of Series B Preferred Stock which are to be released upon the Company’s achievement of certain financial milestones as set forth in the Stock Purchase Agreement between the Company and Mr. Spiteri. The first milestone pursuant to which 7,500,000 of such shares were to be released passed without reaching the milestone and those shares are deemed to be cancelled and no longer issued and outstanding.

Nicholas P. DeVito (Former Chief Operating Officer)

•	1,500,000 shares of Common Stock.

Ralph M. Amato (Former Director)

•	5,750,000 shares of Series B Preferred Stock, as set forth in the Stock Purchase Agreement between the Company and RDA Equities, LLC, an entity of which Mr. Amato has voting and dispositive control. The issuance of these shares was dependent upon satisfaction of certain conditions which were not satisfied and, accordingly, the shares are deemed cancelled and no longer issued or outstanding.

Other than the foregoing, we have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan. Our directors and executive officers may receive stock options at the discretion of our Board of Directors in the future.

Director Compensation

Other than equity compensation set forth above, no director received or accrued any compensation for his services as a director since our inception.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of March 31, 2016, certain information known to us with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock by:

(i)	each of our directors,
(ii)	each of our named executive officers and current executive officers,
(iii)	all of our directors and current executive officers as a group, and
(iv)	each shareholder known by us to be the beneficial owner of more than five percent (5%) of such class of securities. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Common Stock

Name of Beneficial Owner (1)	Amount		Percent (2)
Joseph Spiteri	13,200,000	(3)	52%
- CEO, Pres. & Chairman		(4)

Ralph M. Amato	6,610,070		28%

Ralph M. Amato	5,803,260	(5)%
- Former Director

All officers and directors as a group (1 person)	13,200,000		52%

Notes

(1)	Unless otherwise noted, the address for each beneficial holder is c/o MOJO Data Solutions, Inc., Dorado Reef, 70 Calle Arrecife, Dorado, Puerto Rico 00646.

(2)	Based on 16,745,800 shares of common stock issued and outstanding as of March 31, 2016. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(3)	Includes 8,000,000 shares of Common Stock issued upon the automatic conversion of the Series A Preferred Stock on January 1, 2016 and 1,600,000 shares that are issuable upon the conversion of an $80,000 outstanding convertible note.

(4)	Excludes 7,500,000 shares of common stock issuable upon the conversion of the Series B Preferred Stock.
(5)	Held indirectly through RDA Equities, LLC (5,803,260 shares) and Prospect Financial, LLC (1,210070 shares) in which Mr. Amato has voting and dispositive control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, dated September 27, 2013, between the Company and MDS, the Company agreed to purchase all of the intellectual property and substantially all of the tangible assets of MDS, constituting substantially all of the assets of MDS, in consideration for $190,000 and an unsecured promissory note for the principal amount of $80,000, bearing interest at a rate of 5% per year, maturing on the first anniversary date of the date of issuance and convertible by the holder thereof at any time and from time to time into shares of Common Stock of the Company for $0.05 per share. The shares of Common Stock of the Company issuable upon the conversion of the Promissory Note will not be registered under the Securities Act and will be deemed to be restricted pursuant to Rule 144 promulgated under the Securities Act. Joseph Spiteri, MOJO’s President, Chairman, Chief Executive Officer, Treasurer and Secretary, is also the President and Chief Executive Officer of MDS.

Consulting Agreement. Pursuant to a Consulting Agreement, dated April 24, 2013, between MDS and Ventana Capital Partners, LLC, a Puerto Rico limited liability company of which Ralph M. Amato, a director and significant beneficial owner of common stock of the Company, has voting and dispositive control (“Ventana”), the Company had retained Ventana to provide it with certain services. In consideration for the services rendered by Ventana, the Company had agreed to issue to RDA Equities, LLC, a Puerto Rico limited liability company and affiliate of Ventana, up to 5,750,000 shares of Series B Preferred Stock upon the consummation of certain financial milestones. The term of the Consulting Agreement was to terminate on April 24, 2016, and was terminated prior thereto pursuant to early termination provisions in the agreement in certain circumstances. Accordingly, the Company is no longer obligated to provide such shares or board seat.

 Other than as disclosed above, there has been no transaction, since the beginning of the year ended December 31, 2014, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iii)	Any of our promoters and control persons; and
(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

As at December 31, 2014, there were warrants outstanding to purchase 2,323,260 shares of our common stock at $0.50 per share.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected Malone Bailey, LLP (“Malone Bailey”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2014 and 2013. Malone Bailey has served as our independent accountant since 2013. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2014 and 2013, for professional services rendered by Malone Bailey were as follows:

	2014	2013
Audit fees	$–	$–
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Tax fees” are fees billed, or to be billed, by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

MOJO DATA SOLUTIONS

Financial Statements

For The Years Ended

December 31, 2014 and 2013

Mojo Data Solutions, Inc.

Consolidated Balance Sheets

December 31,

	Notes	2014	2013

Assets

Assets:
Cash	4	$1,612	$37,174
Accounts receivable	5	162	28,000
Inventory	6	2,961	–
Prepaid expenses	7	2,445	–
Total current assets		7,180	65,174

Property and equipment, net	8	15,502	13,607

Other assets, net		–	1,018

Total Assets		$22,682	$79,799

Liabilities and Stockholders’ Deficit

Liabilities:
Cash overdraft		$4,137	$–
Accounts payable and accrued expenses	9	57,644	563,554
Accounts payable - related party		327,867	–
Due to related parties		129,160	1,424,077
Notes payable		–	774,089
Convertible note payable - net of discount	10	107,699	–
Total current liabilities		626,507	2,761,720

Notes payable	11	–	147,634
Total Liabilities		626,507	2,909,354

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding		8,000	–
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding		15,000	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 10,394,135 shares issued and outstanding, respectively	15	15,755	10,394
Additional paid in capital		75,014	876,408
Accumulated deficit		(717,594)	(3,716,357)
Total Stockholders’ Deficit		(603,825)	(2,829,555)

Total Liabilities and Stockholders’ Deficit		$22,682	$79,799

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc

Consolidated Statements of Operations

For The Year Ended December 31,

	Notes	2014	2013

Revenues	12	$12,695	$51,000

Operating expenses
General and administrative expenses	13	669,355	534,484

Loss from operations		(656,660)	(483,484)

Other income (expense)
Interest expense		(62,974)	(94,539)
Total other income (expense)		(62,974)	(94,539)

Net loss before provision for income taxes		(719,634)	(578,023)

Provision for income tax		–	–

Net Profit/(Loss)		$(719,634)	$(578,023)

Net loss per common share - basic and diluted		$(0.05)	$(0.14)

Weighted average common shares outstanding -basic and diluted		15,312,783	4,011,600

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For The Year Ended December 31, 2014

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Stockholders’
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Deficit
Balance at January 1, 2014	–	$0	–	$0	10,394,135	$10,394	$876,408	$(3,716,357)	$(2,829,555)

Exchange on asset purchase agreement from related party							270,000		270,000
Reclassification for reserve merger	8,000,000	8,000	15,000,000	15,000	4,757,665	4,758	(120,351)		(92,593)
Extinguishment of MDS assets and liabilities not in APA							(1,143,195)	3,718,397	2,575,202
Conversion of note into stock					400,000	400	99,600		100,000
Conversion of accrued interest to stock					3,260	3	812		815
Shares issued for services					200,000	200	45,800		46,000
Warrants issued for services							45,940		45,940
Net loss								(719,634)	(719,634)

Balance at December 31, 2014	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(717,594)	$(603,825)

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(719,634)	$(578,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,720	38,155
Shares issued for services	46,000	1,000
Warrant expense	45,940	–
Amortization of debt discount	57,699	–
Changes in operating assets and liabilities:
Accounts receivable	–	(10,000)
Prepaid expenses	(400)	2,210
Other receivable - related party	–	(18,000)
Other assets	–	214
Accounts payable and accrued expenses	(4,660)	119,274
Accounts payable - related party	317,867	–
Net Cash Used In Operating Activities	(254,468)	(445,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of assets	8,277	–
Cash paid for property and equipment	(4,615)	(11,525)
Cash received from reverse merger	176,104	–
Net Cash Provided By (Used In) Investing Activities	179,766	(11,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Repayments) on note payable	–	(32,431)
Proceeds from convertible notes payable	50,000	–
Net proceeds from (repayments to) related parties	(10,860)	525,560
Net Cash Provided By Financing Activities	39,140	493,129

Net Increase (Decrease) in Cash	(35,562)	36,435

Cash - Beginning of Period	37,174	739

Cash - End of Period	$1,612	$37,174

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$–	$–
Interest	$–	$3,765

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to stock	$100,000	$–
Accrued interest converted to stock	$815	$–
Reclassification for reverse merger	$(280,204)	$–
Extinguishment of MDS assets and liabilities not in APA	$2,586,709	$–
Exchange on asset purchase agreement from related party	$261,723	$–
Reclassification of due to related parties to contributed capital	$–	$48,500

See accompanying notes to the consolidated financial statements

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Note 1. Nature of Operations and Going Concern

Overview

Mojo Data Solutions, Inc. (the “Company” or “Mojo”) was founded in Nevada on July 8, 2010 as Authentic Teas, Inc. (“Authentic”). Authentic’s wholly-owned subsidiary was incorporated in the province of Ontario, Canada on July 8, 2010. On September 13, 2013, Authentic Teas, Inc., a Nevada corporation, merged with and into Mojo Data Solutions, Inc., a Puerto Rico corporation and a wholly-owned subsidiary of Authentic formed on August 21, 2013 solely for the purpose of reincorporating Authentic in Puerto Rico under the name Mojo Data Solutions, Inc. (the “Reincorporation”). All references to the Company or Authentic before September 13, 2013 are to Authentic Teas, Inc.

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The Company had a net loss of $797,887 and negative cash flows from operations of $254,468  for the year ended December 31, 2014. The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of convertible debt and equity securities.

The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Note 2. Stock and Asset Purchase Agreements (continued)

Stock Purchase Agreement (continued)

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

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Note 2. Stock and Asset Purchase Agreements (continued)

Asset Purchase Agreement (continued)

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

See below for a table showing the full effects of the reverse merger at the time of commencement on January 31, 2014.

			Consolidation Adjustments			Surviving
	MDS	Mojo	MDS	Mojo	APIC	Company
Cash and cash equivalents	11,507	187,610	(11,507)	187,610	176,103	187,610
Accounts receivable	–	163	–	163	163	163
Accounts receivable - related party	10,000	–	(10,000)	–	(10,000)	–
Inventory	–	2,961	–	2,961	2,961	2,961
Prepaid expenses	–	2,045	–	2,045	2,045	2,045
Convertible note receivable	80,000		(80,000)		(80,000)	–
Other receivable - related party	18,000	–	(18,000)	–	(18,000)	–
	119,507	192,779				192,779

Property and equipment, net	13,607	–	–	–	–	13,607

Other assets	1,018	–	(1,018)	–	(1,018)	–
	134,132	192,779				206,386

Cash overdraft		4,137		(4,137)	(4,137)	4,137
Accounts payable	562,650	56,258	562,650	(56,258)	506,392	56,258
Accounts payable - related party	–	10,000	–	(10,000)	(10,000)	10,000
Accrued expenses	–	5,957	–	(5,957)	(5,957)	5,957
Notes payable	740,000	–	740,000	–	740,000	–
Convertible notes payable	–	100,000	–	(100,000)	(100,000)	100,000
Due to related parties	1,393,077	109,020	1,393,077	(109,020)	1,284,057	109,020
	2,695,727	285,372				285,372

Preferred stock	–	23,000	–	(23,000)	(23,000)	23,000
Common stock	10,394	15,152	–	(4,758)	(4,758)	15,152
Additional paid in capital	1,146,408	230,626	–	–	–	(117,138)
Accumulated deficit	(3,718,397)	(361,371)	(3,718,397)	–	(3,718,397)	–
	(2,561,595)	(92,593)				(78,986)
	134,132	192,779	(1,143,195)	(120,351)	(1,263,545)	206,386

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Note 3. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, estimates of depreciable lives and valuation of property and equipment, and the valuation of stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that an allowance for doubtful accounts is not necessary at December 31, 2014 or 2013.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2014:

Convertible note	1,800,000
Series A preferred stock	8,000,000
Series B preferred stock	15,000,000
Common stock warrants at an exercise price of $0.50	2,103,260
Total common stock equivalents	26,903,260

The Company had no potential common stock equivalents at December 31, 2013.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets per the following table.

Category	Depreciation Term
Software	3 years
Computer and office equipment	5 years
Furniture and fixtures	7 years

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed and a gain or loss is recorded in the statements of operations. Repairs and maintenance costs are expensed in the period incurred.

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Note 3. Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes when: (i) persuasive evidence of an arrangement exists; (ii) the fees are fixed or determinable; (iii) no significant Company obligations remain; and (iv) the collection of the related receivable is reasonable assured.

Income Taxes

The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, is only addressed if the position is more likely than not to be sustained. Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Note 4. Property and Equipment

The Company acquired $176,979 of property and equipment as part of the Asset Purchase Agreement with MDS (see Note 1) on January 31, 2014.

Property and equipment on December 31, 2014 are as follows:

December 31, 2014
Machinery and Equipment	$14,518
Furniture and Fixtures	33,875
Leasehold Improvements	133,201
181,594
Less: Accumulated Depreciation	170,707
$10,887

Depreciation expense for the year ended December 31, 2014 amounted to $2,720.

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Note 5. Related Party Transactions

On January 31, 2014, the Company consummated the Asset Purchase Agreement (the “APA”) with Mobile Data Systems, Inc., a New York corporation (“MDS”), for which the CEO of the Company is also the CEO. See Note 2 for details of the APA. As of December 31, 2014, the Company owed Mobile Data Systems, Inc. $26,185 relating  to expenses incurred prior to the signing of the APA. This payable is included in accounts payable – related party on the balance sheet.

As result of the reserve merger, on January 31, 2014, $80,000 of convertible debt were carried over to the Company. The note has a conversion price of $0.05 that bears 5% interest. The stock price on January 31, 2014 was $0.23, which resulted in a beneficial conversion feature. Due to the beneficial conversion feature, a debt discount of $80,000 was recorded. The debt discount will be accreted using the effective interest method. Debt discount amortization for the year ended December 31, 2014 was $57,699, which is included in interest expense on the statement of operations. The unamortized debt discount as of December 31, 2014 was $22,301. Interest expense on the note for the year ended December 31, 2014 was $3,667. As of the date of this filing, this note is in default.

On November 19, 2013, and December 18, 2013, the Company sold two convertible promissory notes to Prospect Financial, LLC (“Prospect Financial”), an entity which Ralph M. Amato, a principal stockholder and a former member of the Board of Directors of the Company, has voting and dispositive control, in consideration for, and for the principal amounts of, $50,000 each. Each note bore interest at the rate of 5% per annum, was to mature on the first year anniversary date of the date of issuance, and was convertible into common stock  at $0.25 per share and 403,260 warrants with an exercise price of $0.50 and a term of 5 years. These warrants were valued using the Black-Scholes model with the following inputs: a share price of $0.23 based the publicly traded stock price on the day of conversion, a risk free interest rate of 1.49% based the 5 year treasury bill, and volatility of 129.09% based historical volatility of the Company. The fair value of the warrants using this model with those inputs is $73,499. On January 31, 2014, the combined outstanding principal balance of $100,000 and combined accrued interest of $815 on the notes were converted into 400,000 and 3,260 shares of common stock, respectively.

As of December 31, 2014 $109,020  is due to the Company’s former President and Chief Financial Officer and $12,140 is due to the Company’s current President and Chief Financial Officer. The advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2014, the Company had net advances of $12,140 from the former President and CFO.

The Company engages a related party through common ownership by the CEO for consulting expenses. The Company made repayments for amounts owed to this company of $31,000 and borrowed $8,000 which is due on demand and does not bear any interest, resulting in net repayments of $23,000 during the year ended December 31, 2014. Consulting expenses incurred with this related party during the year ended December 31, 2014 was $281,100 . The Company also leases rental space from this related party. There are no set terms for rent as rent is on a month to month basis. Rent expense for the year December 31, 2014 was $16,200. At December 31, 2014, the Company owed this related party $301,682. This payable is included in accounts payable – related party on the balance sheet.

On May 16, 2014, the Company issued a $50,000 convertible note  bearing interest at 5% per year with a maturity date of May 15, 2015. The note is convertible at $0.25 per share. At December 31, 2014, there was $50,000 outstanding on this note. As of the date of this filing, this note is in default.

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Note 6. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations and there are no proceedings in which any directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

Note 7. Stockholders’ Deficit

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

Warrants

Warrant activity for the nine months ended December 31, 2014 consisted of:

	2014
	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1,	-	-
Granted	2,103,260	0.50
Expired	-	-
Exercised	-	-
Outstanding at September 30,	2,103,260	0.50

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

On November 19, 2013, and December 18, 2013, the Company sold two convertible promissory notes to Prospect Financial, LLC (“Prospect Financial”), an entity which Ralph M. Amato, a principal stockholder and a former member of the Board of Directors of the Company, has voting and dispositive control, in consideration for, and for the principal amounts of, $50,000 each. Each note bore interest at the rate of 5% per annum, was to mature on the first year anniversary date of the date of issuance, and was convertible into common stock at $0.25 per share and 403,260 warrants with an exercise price of $0.50 and a term of 5 years. These warrants were valued using the Black-Scholes model with the following inputs: a share price of $0.23 based the publicly traded stock price on the day of conversion, a risk free interest rate of 1.49% based the 5 year treasury bill, and volatility of 129.09% based historical volatility of the Company. The fair value of the warrants using this model with those inputs is $73,499.

As of December 31, 2014, the total intrinsic value of warrants outstanding and exercisable was $0.

As of December 31, 2014, the Company has $0 in stock-based compensation related to warrants that is yet to be vested. The weighted average remaining life of the warrants is 3.90 years.

Note 8. Subsequent Events

On January 1, 2016, 8,000,000 of the Series A Preferred Stock were converted into 8,000,000 shares of common stock.

Item 16. Exhibits.

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Data Solutions, Inc.

Date: September 6, 2018	By:	/s/ Joseph Spiteri
	Name:	Joseph Spiteri
	Title:	Chief Executive Officer