Form 10-Q
period 2015-03-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number: 333-175003

Mojo Data Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Puerto Rico	66-0808398
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
Emerging growth company	[_]

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	March 31, 2015	December 31, 2014
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$7,122	$1,612
Accounts receivable	5	5,162	8,162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		17,690	15,180

Property and equipment, net	8	10,887	15,502
Intangible assets		4.615	–
Long-term investments		1,500	–
Total Assets		$34,692	$30,682

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		385,014	57,644
Accounts payable, related party		–	327,867
Due to related parties		–	129,160
Tax payable		2,391	–
Convertible notes payable - net of discount	10	57,699	120,453
Total current liabilities		449,241	639,261

Loan payable	11	179,160	–
Total Liabilities		628,401	639,261

Shareholders’ Equity
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding		8,000	8,000
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding		15,000	15,000
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 10,394,135 shares issued and outstanding, respectively	5	15,755	15,755
Additional paid in capital		75,014	148,513
Accumulated deficit		(707,477)	(795,847)
Total Shareholders’ Equity		(593,708)	(608,579)

Total Liabilities and Shareholders’ Equity		$34,692	$30,682

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Three Months Ended
		March 31, 2015	March 31, 2014

Revenues	12	$15,000	$–
Cost of sales	13	(1,309)	–
Gross Profit		13,691	–

Selling, General and administrative expenses	13	(1,535)	329,201

Income / (Loss) from operations		12,156	(329,201)

Other income (expense)
Interest income/ (expense)		–	(9,084)
Net Profit / (loss) before provision for income taxes		12,156	(338,285)

Provision for income tax		–	–

Net Profit / (loss)		$12,156	$(338,285)

Net loss per common share		$0.00077	$(0.02)

Weighted average common shares outstanding		15,755,060	13,961,382

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at March 31, 2015

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2015 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(719,633)	(605,864)

Profit/(loss) for the period								12,156	12,156

As at June 30, 2015 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(707,477)	(593,708)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$12,156	$(338,285)

Adjustment for non cash charges and other items
Depreciation/amortization	–	680
Unrealized exchange loss/(gain)	–	46,000
Warrant expense	–	45,940
Amortization of debt discount	–	8,359
Changes in working capital:
Decrease /increase in accounts receivable	(5,000)	–
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	(243)	–
Accounts payable and accrued expenses	–	3,904
Accounts payable - related party	–	95,188
Cash flow from operating activities	6,913	(138,214)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	8,277
Cash received from reverse merger	–	176,104
Cash flow from investing activities	–	184,381

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) related parties	–	(31,000)
Cash flow from financing activities	–	(31,000)

Increase/(decrease) in cash and cash equivalent	6,913	15,167

Cash and cash equivalents at beginning of period	(3,928)	37,174

Cash and cash equivalents at end of period	$2,985	$52,341

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to stock	$–	$100,000
Accrued interest converted to stock	$–	$815
Reclassification for reverse merger	$–	$(280,204)
Extinguishment of MDS assets and liabilities not in APA	$–	$2,586,709
Exchange on asset purchase agreement from related party	$–	$261,723

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the three months ended March 31, 2015

1.	LEGAL STATUS AND OPERATIONS

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

The company is primarily engaged in the development of smartphone applications which enables consumers to interact with traditional media delivering digital content back to the handset.

The head office of the Company is situated 39 Dorado Beach East, Dorado, Puerto Rico, 00646.

2.	BASIS OF PREPARATION

Statement of compliance

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a going concern.

Accounting Convention

These financial statements have been prepared on the basis of 'historical cost convention using accrual basis of accounting except as otherwise stated in the respective accounting policies notes.

Going concern

The accompanying unaudited financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company historically has experienced significant losses and negative cash flows from operations. Further, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical accounting estimates and judgements

The preparation of financial statements in conformity with the approved accounting standards require management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i)         Equipment - estimated useful life of equipment (note - 3.8)

ii)        Provision for doubtful debts (note - 3.4)

iii)      Provision for income tax (note - 3.1)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income tax

The tax expense for the year comprises of income tax, and is recognized in the statement of earnings. The income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognised for all taxable temporary differences and deferred income tax assets are recognised to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

Trade and other payables

Liabilities for trade and other amounts payable are carried at cost, which is the fair value of the consideration to be paid in future for goods and services received, whether or not billed to the Company.

Provisions

A provision is recognized in the financial statements when the Company has a legal or constructive obligation as a result of past events and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of obligation.

Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

Contingent liabilities

A contingent liability is disclosed when the Company has a possible obligation as a result of past events, the existence of which will be confirmed only by the occurrence or non-occurrence, of one or more uncertain future events, not wholly within the control of the Company; or when the Company has a present legal or constructive obligation, that arises from past events, but it is not probable that an outflow of resources embodying economic benefits will be required to settle the obligation, or the amount of the obligation cannot be measured with sufficient reliability.

Financial liabilities

Financial liabilities are recognized when the Company becomes party to the contractual provision of the instruments and the Company loses control of the contractual right that comprise the financial liability when the obligation specified in the contract is discharged, cancelled or expired. The Company classifies its financial liabilities in two categories: at fair value through profit or loss and financial liabilities measured at amortized cost. The classification depends on the purpose for which the financial liabilities were incurred. Management determines the classification of its financial liabilities at initial recognition.

(a)

Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss are financial liabilities held for trading. A financial liability is classified in this category if incurred principally for the purpose of trading or payment in the short-term. Derivatives (if any) are also categorized as held for trading unless they are designated as hedges.

(b)

Financial liabilities measured at amortized cost

These are non-derivative financial liabilities with fixed or determinable payments that are not quoted in an active market. These are recognized initially at fair value, net of transaction costs incurred and are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the profit and loss account.

Property, plant and equipment

All equipment is stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, up to the month in which the asset is disposed of. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

Maintenance and normal repair costs are expensed out as and when incurred. Major renewals and improvements are capitalized and assets so replaced, if any are retired.

Gains and losses on disposal of fixed assets, if any, are recognized in statement of profit and loss.

Category	Depreciation terms
Computer and equipment	5 years
Furniture and fixtures	7 years
Software	3 years

Cash and cash equivalents

Cash and cash equivalents include cash in hand and deposits held at call with banks. For the purpose of the statement of cash flows, cash and cash equivalents bank balances and short term highly liquid investments subject to an insignificant risk of changes in value and with maturities of less than three months.

Revenue recognition

Revenue is recognised to the extent it is probable that the economic benefits will flow to the Company and the revenue can be measured reliably. Revenue is measured at the fair value of the consideration received or receivable for goods sold or services rendered, net of discounts and sales tax and is recognised when significant risks and rewards are transferred.

Functional and presentation currency

Items included in the financial statements are measured using the currency of the primary economic environment in which the Company operates. The financial statements are presented in US (Dollars) which is the Company's presentation currency. All financial information presented in US Dollars has been rounded to the nearest dollar unless otherwise stated.

Foreign currency transactions

Foreign currency transactions are translated into the functional currency using the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the exchange rate prevailing at the statement of financial position date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates are recognized in the profit and loss account.

Contingencies

The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s).

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	–
Oriental bank	–
First Bank	7,122
RBC (USD)	–
7,122

Accounts Receivables

Opening balance	162
Net movement during the period	5,000
5,162

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	385,257
Net movement in liabilities during the period	(243)
Closing balance	385,014

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At March 31, 2015, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Amount in $
Opening balance	179,160
Net movement in liabilities during the period	–
Closing balance	179,160

Revenue

Consulting Income	–
Sale of software	15,000
15,000

Operating expenses

Bank Service Charges	335
Filing fees	–
Payroll Expenses	1,309
Professional Fees	–
Rent Expense	1,200
Research and Development	–
Trade show and conventions	–
2,844

Contingencies and Commitments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at the end of current reporting period, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations and there are no proceedings in which any directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note

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

Company’s History

Mojo Data Solutions Inc. (The Company) was incorporated on July 8, 2010 in the State of Nevada under the name of Authentic Teas, Inc. ("AUTT"). On September 16, 2013, the Company was re-domesticated in the Commonwealth of Puerto Rico by merging AUTT with Puerto Rico Corporation, "MOJO Data Solutions, Inc.", which was formed on August 21, 2013 for the purpose of the re-domestication. Under the re-domestication, each outstanding share of AUTT common stock was automatically converted into one share of MOJO common stock. On October 11, 2013, the OTCBB symbol of the Company’s common stock was changed from AUTT to MJDS.

On September 27, 2013, the Company entered into an Asset Purchase Agreement with Mobile Data Systems, Inc. ("MDS") pursuant to which MOJO agreed to purchase all of the intellectual property and substantially all of the tangible assets of MDS (the "MDS Asset Purchase"). On January 31, 2014, the Company closed on the MDS Asset Purchase in consideration of $190,000 in cash and a one-year unsecured 5% convertible promissory note in the principal amount of $80,000 payable to Joseph Spiteri, a sole officer and director which note is convertible at any time into shares of the Company’s common stock at $0.05 per share. The Cash Amount was utilized to repay and satisfy the outstanding indebtedness under a certain Loan Promissory Note dated September 19, 2011, by and between MDS, as the borrower, and the Long Island Development Corporation, a New York State not-for-profit corporation, as the lender.

Upon the closing of the acquisition with MDS, the business of MDS became the business of MOJO. The Head Office of the Company is situated at URB Dorado Reef, 70 Calle Arrecife, Dorado, Puerto Rico.

Company Overview

The Company develops smartphone applications that enable brands and consumers to interact with traditional media delivering digital content back to the handset. We embed proprietary visual and audible "tags" in products or print, TV and radio advertising. Consumers can use their smartphones to scan, touch or listen to the tags and interact with digital content, offers, and promotions to make immediate purchases and/or verify the authenticity of the product. The Company focuses on retail, media and entertainment, and pharmaceutical vertical.

Through the proprietary and licensed intellectual property, the Company is engaged in developing technologies to deliver a fully integrated, multimedia mobile visual search, discovery, content delivery and consumer activation platform, combining a simple, elegant user experience on the handset, with sophisticated data processing and campaign management tools including its audio and digital watermarking technologies which enables the imperceptible transmission of data within audio signals, allowing the attachment of property rights or additional data to the customer of the audio material. Digital watermarks consist of indiscernible information that can be inserted into images, audio data or videos which can also be used to check the authenticity of copies by authorized persons and provide evidence whether the product was legally acquired or has been tampered with in some way.

The goal is to work closely with large brands and the advertising and marketing agencies to serve them to enhance traditional advertising and marketing campaigns. The Company intend to achieve this by creating exciting consumer experiences enabled through all forms of mobile tags and barcodes, including the simplest UPC symbols, to the most advanced image recognition and audio watermarking, using its Mojo Tags multimedia reader.

The Company intends for its technologies to interoperate seamlessly with existing, large-scale systems, including retail point-of-sale, customer relationship management, campaign management, digital loyalty, inventory, track-and-trace and mobile operating systems.

In addition to having mastered the integration of mobile tags and barcode solutions onto popular smartphone operating systems (iOS and Android), the goal is to specialize in helping its clients improve their financial performance by enabling practical and profitable business models and revenue streams.

Company Highlights

What we have achieved

•	The Company has developed the Mojo Campaign Management Suite encompassing several products, including Mojo Tags and Mojo Insights. The Mojo Campaign Management Suite with its carrier grade back-end can handle millions of simultaneous consumer transactions and provides brand protection for companies seeking anti-counterfeiting, diversion and track and trace capabilities.

•	The Company has developed the innovative FadeMark process. FadeMark is one of few covert brand protection methods that thwart counterfeiters’ duplication efforts.

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

The Company’s Campaign Management Suite includes Mojo Tags, Mojo Touch and Mojo Insights.

i.    Mojo Tags

Mojo Tags connects the physical world to the digital world. Mojo Tags are used in print, images, audio and packaging to allow consumers using smartphones to connect with the digital content and experiences of brands. It could be a "Play Video" button for product information, "Buy Now" button that a company places on a product or a "Check In" button on a storefront window. Mojo Tags are buttons for the physical world, which enable customer interaction using any Apple iOS or Android phone or tablet. There are a variety of Mojo Tags that can be created, managed and tracked with the Mojo Campaign Management Suite for use in media, i.e., Visual Tags including QR Code and UPC, Audio Tags, Picture Tags, Invisible Tags, Secure Tags and NFC Tags.

ii.   Mojo Insights

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

In addition to time, place, and location-aware metrics, when the Mojo Tag App is used for scanning, additional demographic profile data is available including age, gender, geographic location, and income and language preference.

iii.  Mojo Tags App

The Mojo Tags app is now available on the iTunes App Store and Google Play. Scanning a tag is as simple as opening the Mojo Tags app and placing a tag within the sights or having the App listen to the audio track of any media.

How the Mojo Tags App works:

i.	Consumer uses a smartphone to scan or listen to tags found in print, audio, pictures and packaging.
ii.	The Mojo Tags App decodes the tag and transmits the data from the smartphone, over the network to the content server.
iii.	The content server performs a lookup of decoded data and responds with the correlated URL or action, based on campaign parameters, device-provided contextual data e.g., location, place, time, profile, etc.
iv.	URL or action is received by consumer’s smartphone.
v.	Smartphone launches web browser and presents designated content and experience.

The Mojo Tags app detects digital watermarks in print and audio and also reads QR Codes and UPC barcodes. The Mojo Tags app also does Image Recognition and BLE beacon detection. The Company’s proprietary Fade Mark process makes it impossible for counterfeiters to successfully reproduce packaging, inserts or labels. Fade Marks cannot be counterfeited or replicated. The embedded Fade Mark authenticates a product at every point in the supply chain. Counterfeit products are immediately exposed as frauds when scanned with a smartphone.

Technology

The MOJO Tags system consists of the following four proprietary integral pieces:

(i)	the Mobile Application(s) that resides on the mobile phone;
(ii)	the Content Server;
(iii)	the SQL Database; and
(iv)	the Campaign Manager.

(i)       Mobile Application

The Mobile Application reads the media presented (Audio, Video, Image, and Touch) and extracts the hidden data. The Application then submits this data along with demographic and location data to the MOJO Tags Content Server. The Application then processes the response from the Content Server and presents the digital content for the user to interact with.

(ii)        Content Server

The Content Server processes the submitted code and, based on certain criteria, determines where to query a response from. The query can be directed to the MOJO Tags database or a third party customer database (i.e. Best Buy, Sears, etc.). Once a response is received, it is formatted and directed back to the Mobile Application that submitted the request.

(iii)      SQL Database

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

(iv)      Campaign Manager

The Campaign Manager is the user interface into the data storage. It allows users to customize the response to a particular code in the system. The Campaign Manager also allows users to generate reports on code usage, generate analytics and manage campaigns on a daily basis.

Watermarking and Retrieval Software

The technology incorporates and works with a third party’s software. Pursuant to a license agreement, dated October 9, 2013, between Fraunhofer Geselleschaft zür Forderung der angerwandten Forschung e.V. (" FhG "), Europe’s largest application-oriented research organization ]based in Munich, Germany, for its Institute for Secured Information Technology and MDS which was assigned by MDS on the closing of the MDS Asset Purchase with the consent of FhG. We have the non-exclusive worldwide right to use FhG’s "Audio and Video Watermarking Software" and "Watermark Detector Software" (collectively, the "Software") to watermark and retrieve media files by embedding binary codes in advertisements and television programs transmitted via broadcast and to retrieve such embedded codes from such advertisements and television programs with the help of a mobile phone or similar device. The term of the license agreement commenced on November 1, 2013 and it may be terminated upon six months’ notice, effective at the end of a calendar quarter. Our royalty payments to FhG are payable every six months and are based upon revenues derived from the Software, with a mandatory minimum royalty payment. Our technology works with the Software and although our license for the Software is non-exclusive, we hold the exclusive rights to use our technology and products which are derivative works of the Software.

All of our products are currently fully developed and working. We will continue to update our products to newer operating environments.

Sources and Availability of Raw Materials

Everything the Company needs to develop and improve its products is readily available.

i.         Intellectual Property

The Company do not currently hold any registered patents, copyrights or trademarks. The Company currently own its website’s domain name www.mojotags.com. It has developed proprietary technologies around its multimedia reader for the Mojo Tags application. The multimedia reader is a one-of-a kind reader which the Company believes has no competition in the marketplace today. The Company intends to apply for specific patents around its proprietary intellectual property and trade secrets supporting the reader and the campaign management platform.

The Company relies on trade secret protection and confidentiality agreements to protect proprietary market, business and technical information and know-how that is not or may not be patentable or that it elects not to be patent. However, confidential information and trade secrets can be difficult to protect. Moreover, the information embodied in the Company’s trade secrets and confidential information may be independently and legitimately developed or discovered by third parties without any improper use of or reference to information or trade secrets. The Company seek to protect the market, technical and business information supporting its operations, as well as the confidential information relating specifically to its products by entering into confidentiality agreements with parties to whom the Company needs to disclose its confidential information to, such as its employees, consultants, board members, contractors and investors. However, the Company cannot be certain that such agreements have been entered into with all relevant parties. The Company also seeks to preserve the integrity and confidentiality of its data and trade secrets by maintaining physical security of its premises and physical and electronic security of its information technology systems, but it is possible that these security measures could be breached. While the Company has confidence in these individuals, organizations and systems, agreements or security measures may be breached, and the Company may not have adequate remedies for those breaches. The confidential information and trade secrets thus may become known by its competitors in ways the Company cannot prove or remedy.

The Company expect all of its employees and consultants to assign their inventions to the Company, and all of its employees, consultants, advisors and any third parties who have access to the Company’s proprietary know-how, information or technology to enter into confidentiality agreements, however, the Company cannot provide any assurances that all such agreements have been duly executed.

The Company cannot guarantee that its trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to the Company’s trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach their agreements and disclose the Company’s proprietary information, including its trade secrets, and the Company may not be able to obtain recourse for such breaches. Misappropriation or unauthorized disclosure of the Company’s trade secrets could impair its competitive position and may have a material adverse effect on its business. Additionally, if the steps taken to maintain the Company’s trade secrets are deemed inadequate, it may have insufficient recourse against the parties misappropriating those trade secrets.

Marketing and Distribution

i.         Principal Markets

The goal of the Company is to establish relationships and work closely with large brands and the advertising and marketing agencies who serve them to enhance traditional advertising and marketing campaigns. The Company intend to achieve this by creating exciting consumer experiences enabled through all forms of mobile tags and barcodes, including the simplest UPC symbols, to the most advanced image recognition and audio watermarking, using its Mojo Tags multimedia reader. The Company does not currently has any contractual arrangements with any such brands and/or agencies.

The Company intends for its technologies to interoperate seamlessly with existing, large-scale systems, including retail point-of-sale, customer relationship management, campaign management, digital loyalty, inventory, track-and-trace and mobile operating systems.

In addition to having mastered the integration of mobile tag and barcode solutions, the goal is to specialize in helping our clients improve their financial performance by enabling practical and profitable business models and revenue streams. The Company do not currently have any customer agreement.

Dependence on Specific Customer or Customers

The business of the Company is not currently dependent on specific customers, the loss of any one or more of which would have a material adverse effect on its business.

i.         Industry and Competition

The Company operates in a highly competitive, consumer-driven and rapidly changing environment. The success of the Company is, to a large extent, dependent on its ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish its services from its competitors, most of which have greater resources than the Company and have a longer operating history. The Company may not be able to accurately predict technological trends or the success of new products and services. If the Company chooses technologies or equipment that are not as effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if it offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, the competitive position of the Company could deteriorate, and its business, financial condition and results of operation could suffer.

The Company’s competitive position will be adversely affected by the introduction of new technologies, products and services by its competitors. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require the Company in the future to make additional research and development expenditures or to offer at no additional cost or at lower prices, certain products and services that the Company currently offer to customers separately or at a premium. In addition, the uncertainty of the Company’s ability and the costs to obtain intellectual property rights from third parties could impact its ability to respond to technological advances in a timely and effective manner.

Technology in the Company’s industry changes rapidly which could cause its products and services to become obsolete. The Company may not be able to keep pace with technological developments. If the new technologies on which the Company intends to focus its research and development investments fail to achieve acceptance in the marketplace, the competitive position of the Company could be negatively impacted limiting or even preventing the Company from becoming profitable. The Company may also be at a competitive disadvantage in developing and introducing complex new products and services due to the substantial costs that the Company may incur in producing these products or services, For example, its competitors could use proprietary technologies that are perceived by the market as being superior. Further, after the Company has incurred substantial costs, one or more of the products or services the Company or its strategic partners are developing could become obsolete prior to it being widely adopted.

The Company expects to continue to face increased threats from companies who use the Internet to deliver services similar to the Company’s as the speed and quality of broadband and wireless networks continues to improve. The industry is subject to rapid technological change, and the Company must make substantial investments in new products, services and technologies to compete successfully. Technological innovations generally require a substantial investment before they are commercially viable. The Company intends, subject to financing, to continue to make substantial investments in developing new products and technologies, and it is possible that the development efforts of the Company will not be successful and that the Company’s new technologies will not result in meaningful revenues.

The Company’s products, services and technologies face significant competition, and any revenues generated or the timing of their deployment, which may be dependent on the actions of others, may not meet its expectations. Competition in the communications industry is affected by various factors that include, among others: evolving industry standards and business models; evolving methods of transmission for voice and data communications; networking; value-added features that drive replacement rates and selling prices; turnkey, integrated product offerings that incorporate hardware, software, user interface and applications; and scalability and the ability of the system technology to meet customers’ immediate and future network requirements.

The Company intends that advertising will produce the predominant share of its revenues, if any. With the continued development of alternative forms of media, particularly electronic media including those based on the Internet, the businesses may face increased competition. Alternative media sources may also affect the Company’s ability to generate revenues. This competition may make it difficult for the Company to grow or generate revenues, which the Company believes will challenge it to expand the contributions of its business.

Company Overview

Since the consummation of the Asset Purchase Agreement on January 31, 2014, the Company’s has been refocusing its business plan and strategy to develop and monetize the intellectual property assets it purchased from MDS. Preceding the transaction, the Company served as a holding company for its predecessor’s wholly-owned subsidiary, Authentic Teas Inc., a corporation incorporated in the province of Ontario, Canada on July 8, 2010 (“AUTT Canada”). AUTT Canada historically sold herbal teas online. The Company intends to sell the business of AUTT Canada in the near future.

MOJO develops smart-phone applications that enable brands and consumers to interact with media delivering digital content back to the handset. The Company focuses on retail, entertainment and pharmaceutical verticals.

Through the proprietary and licensed intellectual property, the Company is engaged in developing technologies to deliver a fully integrated, multimedia mobile visual search, discovery, content delivery and consumer activation platform, combining a simple, elegant user experience on the handset, with sophisticated data processing and campaign management tools including its audio and digital watermarking technologies which enables the imperceptible transmission of data within audio signals, allowing the attachment of property rights or additional data to the customer of the audio material. Digital watermarks consist of indiscernible information that can be inserted into images, audio data or videos which can also be used to check the authenticity of copies by authorized persons and provide evidence whether the product was legally acquired or has been tampered with in some way.

The goal is to work closely with large brands and the advertising and marketing agencies to serve them to enhance traditional advertising and marketing campaigns. The Company intend to achieve this by creating exciting consumer experiences enabled through all forms of mobile tags and barcodes, including the simplest UPC symbols, to the most advanced image recognition and audio watermarking, using its Mojo Tags multimedia reader.

The Company intends for its technologies to interoperate seamlessly with existing, large-scale systems, including retail point-of-sale, customer relationship management, campaign management, digital loyalty, inventory, track-and-trace and mobile operating systems.

In addition to having mastered the integration of mobile tag and barcode solutions, our goal is to specialize in helping our clients improve their financial performance by enabling practical and profitable business models and revenue streams.

The Company anticipate that its cash on hand and the revenue that it anticipates generating going forward from its operations will not be sufficient to satisfy all of its cash requirements for the next twelve month period. The Company requires funds to enable it to address its minimum current and ongoing expenses as presently, the Company is not generating revenue to meet its operating and capital expenses. The Company currently does not has committed sources of additional financing and may not be able to obtain additional financing. To acquire additional financing, the Company plans to raise any such additional capital primarily through equity and debt financing, provided that such funding is available to it. The issuance of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. There is no assurance that the Company will be able to obtain further funds required for its continued operations or that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain additional financing as required on a timely basis, it will not be able to meet certain obligations as they become due and it will be forced to scale down or perhaps even cease its operations.

Off Balance Sheet Arrangements:

The Company does not has any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO"), who is also its Principal Financial Officer ("PFO"), of the design and effectiveness of the Company’s "disclosure controls and procedures" (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the CEO/PFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that the disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff:

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

Once sufficient funds are available, the CEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

The CEO/PFO is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of the end the reporting period, the CEO/PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the 1992 report entitled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on that evaluation, our CEO/PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal control over financial reporting that adversely affected its internal controls.

The matters involving internal controls and procedures that the Company’s CEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

a)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
b)	inadequate segregation of duties consistent with control objectives;
c)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
d)	ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by the Company's CEO/PFO in connection with his review of the Company’s financial statements as at the end of reporting period.

The CEO/PFO believes that the material weaknesses set forth above did not have an effect on the Company's financial results. However, the CEO/PFO believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

The Company will continue to monitor and evaluate the effectiveness of its internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements as funds allow.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the current reporting period that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

The Company is not presently a party to any litigation nor, to our knowledge, is any litigation threatened against it, which may materially affect its business or its assets.

Item 1A. Risk Factors

The information to be reported under this Item is not required of smaller reporting companies. However, there have been no material changes from the risk factors previously disclosed in our Report on Form 8-K for the fiscal year ended December 31, 2013, filed with the SEC on October 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as noted above and previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

Item 3. Defaults upon Senior Securities

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Data Solutions, Inc.

Date: September 6, 2018	By:	/s/ Joseph Spiteri
Name: Joseph Spiteri
Title: Chief Executive Officer

