Form 10-Q
period 2015-06-30
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	June 30, 2015	December 31, 2014
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$1,832	$1,612
Accounts receivable	5	20,027	8,162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		27,264	15,180

Property and equipment, net	8	10,887	15,502
Intangible assets		4.615	–
Long-term investments		1,500	–
Total Assets		$44,267	$30,682

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		385,724	57,644
Accounts payable, related party		–	327,867
Due to related parties		–	129,160
Tax payable		2,391	–
Convertible notes payable - net of discount	10	57,699	120,453
Total current liabilities		449,951	639,261

Loan payable	11	179,160	–
Total Liabilities		629,111	639,261

Shareholders’ Equity
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding		8,000	8,000
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding		15,000	15,000
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 10,394,135 shares issued and outstanding, respectively	5	15,755	15,755
Additional paid in capital		75,014	148,513
Accumulated deficit		(698,614)	(795,847)
Total Shareholders’ Equity		(584,845)	(608,579)

Total Liabilities and Shareholders’ Equity		$44,267	$30,682

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Six Months Ended
		June 30, 2015	June 30, 2014

Revenues	12	$29,865	$2,445
Cost of sales	13	(5,316)	–
Gross Profit		24,549	2,455

Selling, General and administrative expenses	13	(3,529)	509,258

Income / (Loss) from operations		21,020	(506,813)

Other income (expense)
Interest income/ (expense)		–	(24,348)
Exchange gain / (loss)		–	–
Royalty income		–	–
Net Profit / (loss) before provision for income taxes		21,020	(24,348)

Provision for income tax		–	–

Net Profit / (loss)		$21,020	$(531,161)

Net loss per common share		$0.00133	$(0.04)

Weighted average common shares outstanding		15,755,060	14,863,176

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at June 30, 2015

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2015 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(719,633)	(605,864)

Profit/(loss) for the period								21,020	21,020

As at June 30, 2015 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(698,614)	(584,845)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$21,020	$(531,161)

Adjustment for non cash charges and other items
Depreciation/amortization	–	1,360
Unrealized exchange loss/(gain)	–	46,000
Warrant expense	–	45,940
Amortization of debt discount	–	22,311
Changes in working capital:
Decrease /increase in accounts receivable	(19,865)	–
Decrease /increase in prepaid expenses	–	(400)
Decrease /increase in trade and other payables	468	–
Accounts payable and accrued expenses	–	(12,997)
Accounts payable - related party	–	206,050
Cash flow from operating activities	1,622	(222,897)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	8,277
Cash received from reverse merger	–	176,104
Cash flow from investing activities	–	184,381

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments on note payable	–	–
Proceeds from convertible notes payable	–	50,000
Net proceeds from (repayments to) related parties	–	(31,000)
Cash flow from financing activities	–	19,000

Increase/(decrease) in cash and cash equivalent	1,622	(19,516)

Cash and cash equivalents at beginning of period	(3,928)	37,174

Cash and cash equivalents at end of period	$(2,306)	$17,658

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to stock	$–	$100,000
Accrued interest converted to stock	$–	$815
Reclassification for reverse merger	$–	$(280,204)
Extinguishment of MDS assets and liabilities not in APA	$–	$2,586,709
Exchange on asset purchase agreement from related party	$–	$261,723

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the six months ended June 30, 2015

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	–
Oriental bank	–
First Bank	1,832
RBC (USD)	–
1,832

Accounts Receivables

Opening balance	162
Net movement during the period	19,865
20,027

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	385,257
Net movement in liabilities during the period	468
Closing balance	385,724

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At June 30, 2015, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Amount in $
Opening balance	179,160
Net movement in liabilities during the period	–
Closing balance	179,160

Revenue

Consulting Income	4,865
Sale of software	25,000
29,865

Operating expenses

Bank Service Charges	629
Filing fees	–
Payroll Expenses	5,236
Professional Fees	80
Rent Expense	2,400
Research and Development	–
Trade show and conventions	500
8,845

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

