Form 10-Q
period 2015-09-30
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2015

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

(Unaudited)

	Notes	September 30, 2015	December 31, 2014

Assets
Assets:
Current Assets
Cash and cash equivalents	4	$1,505	$1,612
Accounts receivable	5	15,162	8,162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		22,073	15,180

Property and equipment, net	8	10,887	15,502
Intangible assets		4.615	–
Long-term investments		1,500	–
Total Assets		$39,075	$30,682

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		402,677	57,644
Accounts payable, related party		–	327,867
Due to related parties		–	129,160
Tax payable		2,391	–
Convertible notes payable - net of discount	10	57,699	120,453
Total current liabilities		466,905	639,261

Loan payable	11	179,160	–
Total Liabilities		646,065	639,261

Shareholders’ Equity
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding		8,000	8,000
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding		15,000	15,000
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 10,394,135 shares issued and outstanding, respectively	5	15,755	15,755
Additional paid in capital		75,014	148,513
Accumulated deficit		(720,758)	(795,847)
Total Shareholders’ Equity		(606,989)	(608,579)

Total Liabilities and Shareholders’ Equity		$39,075	$30,682

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Nine Months Ended
		September 30, 2015	September 30, 2014

Revenues	12	$29,865	$5,695
Cost of sales	13	(26,163)	–
Gross Profit		3,702	5,695

Selling, General and administrative expenses	13	(4,827)	629,707

Income / (Loss) from operations		(1,125)	(624,012)

Other income (expense)
Interest income/ (expense)		–	(41,975)
Exchange gain / (loss)		–	–
Royalty income		–	–
Net Profit / (loss) before provision for income taxes		(1,125)	(665,987)

Provision for income tax		–	–

Net Profit / (loss)		$(1,125)	$(665,987)

Net loss per common share		$(0.00007)	$(0.04)

Weighted average common shares outstanding		15,755,060	15,163,738

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at September 30, 2015

(Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2015 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(719,633)	(605,864)

Profit/(loss) for the period								(1,125)	(1,125)

As at September 30, 2015 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(720,758)	(606,989)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$(1,125)	$(665,987)

Adjustment for non cash charges and other items
Depreciation/amortization	–	2,040
Shares issued for services	–	46,000
Warrant expense	–	45,940
Amortization of debt discount	–	38,625
Changes in operating assets and liabilities:
Accounts receivable	(15,000)	–
Prepaid expenses	–	(400)
Accounts payable and accrued expenses	17,421	(1,722)
Accounts payable - related party	–	290,670
Cash flow from operating activities	1,296	(244,834)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	8,277
Cash received from reverse merger	–	176,104
Cash flow from investing activities	–	184,381

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments on note payable	–	–
Proceeds from convertible notes payable	–	50,000
Net proceeds from (repayments to) related parties	–	(23,000)
Cash flow from financing activities	–	27,000

Increase/(decrease) in cash and cash equivalent	1,296	(33,453)

Cash and cash equivalents at beginning of period	(3,928)	37,174

Cash and cash equivalents at end of period	$(2,632)	$3,721

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to stock	$–	$100,000
Accrued interest converted to stock	$–	$815
Reclassification for reverse merger	$–	$(280,204)
Extinguishment of MDS assets and liabilities not in APA	$–	$2,586,709
Exchange on asset purchase agreement from related party	$–	$261,723

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the nine months ended September 30, 2015

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

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, up to the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)
Oriental bank	–
First Bank	1,505
RBC (USD)	–
1,505

Accounts Receivables

Opening balance	162
Net movement during the period	15,000
15,162

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	385,257
Net movement in liabilities during the period	17,421
Closing balance	402,677

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At September 30, 2015, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Opening balance	179,160
Net movement in liabilities during the period	–
Closing balance	179,160

Revenue

Consulting Income	4,865
Sale of software	25,000
29,865

Operating expenses

Bank Service Charges	1,527
Filing fees	–
Payroll Expenses	9,163
Professional Fees	17,000
Rent Expense	2,800
Research and Development	–
Trade show and conventions	500
30,990

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

Company Overview

Since the consummation of the Asset Purchase Agreement on January 31, 2014, the Company’s has been refocusing its business plan and strategy to develop and monetize the intellectual property assets it purchased from MDS. Preceding the transaction, the Company served as a holding company for its predecessor’s wholly-owned subsidiary, Authentic Teas Inc., a corporation incorporated in the province of Ontario, Canada on July 8, 2010 (^AUTT Canada_). AUTT Canada historically sold herbal teas online. The Company intends to sell the business of AUTT Canada in the near future.

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

