Form 10-K
period 2015-12-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOJO DATA SOLUTIONS, INC.

PART I

Item 1. Business

Company’s History

Mojo Data Solutions Inc. (The Company) was incorporated on July 8, 2010 in the State of Nevada under the name of Authentic Teas, Inc. (“AUTT”). On September 16, 2013, the Company was re-domesticated in the Commonwealth of Puerto Rico by merging AUTT with Puerto Rico Corporation, “MOJO Data Solutions, Inc.”, which was formed on August 21, 2013 for the purpose of the re-domestication. Under the re-domestication, each outstanding share of AUTT common stock was automatically converted into one share of MOJO common stock. On October 11, 2013, the OTCBB symbol of the Company’s common stock was changed from AUTT to MJDS.

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

The Head Office of the Company is situated at 39 Dorado Beach East, Dorado, Puerto Rico 00646.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The principal place of business of the Company is situated at Dorado Reef, 70 Calle Arrecife, Dorado, Puerto Rico and is provided by Joseph Spiteri, our CEO at a monthly rent of $ 2,500.

Item 3. Legal Proceedings

The Company is not presently a party to any litigation nor, to our knowledge, is any litigation threatened against it, which may materially affect its business or its assets.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Currently, the Common Stock of the Company is quoted in the OTC Markets Pink Sheets under the Symbol MJDS. The reported high and low sales prices for its common stock as reported thereon are shown below for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2015
First quarter ended March 31, 2015	$.30	$.30
Second quarter ended June 30, 2015	$.30	$.30
Third quarter ended September 30, 2015	$.10	$.10
Fourth quarter ended December 31, 2015	$.23	$.23

2014
First quarter ended March 31, 2014	$.25	$.25
Second quarter ended June 30, 2014	$.10	$.10
Third quarter ended September 30, 2014	$.05	$.05
Fourth quarter ended December 31, 2014	$.05	$.05

Dividends and Dividend Policy

The Company has never paid dividends on its Common Stock and its present policy is to retain anticipated future earnings for use in its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

In 2014, the Company sold 2,323,260 units of its securities at $0.25 per unit (the "Units") each Unit consisting of one (1) share of common stock and one (1) common stock purchase warrant exercisable for a period of five (5) years at $0.50 per share in an offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act") to accredited investors.

In 2014, the Company also issued 85,000 shares of its common stock to two (2) individuals for services e pursuant to Section 4(a)(2) of the Securities Act.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of the Company is for the years ended December 31, 2015 and 2014 and should be read in conjunction with the consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as the Company's plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. The Company uses words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. As used in this report, the terms "MOJO," the "Company," "we," "us," "our," and similar terms mean MOJO Data Solutions, Inc., a Puerto Rico corporation.

Company Overview

Since the consummation of the Asset Purchase Agreement on January 31, 2014, the Company's has been refocusing its business plan and strategy to develop and monetize the intellectual property assets it purchased from MDS. Preceding the transaction, the Company served as a holding company for its predecessor's wholly-owned subsidiary, Authentic Teas Inc., a corporation incorporated in the province of Ontario, Canada on July 8, 2010 (“AUTT Canada”). AUTT Canada historically sold herbal teas online. The Company intends to sell the business of AUTT Canada in the near future.

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

Consolidated Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

During the year ended December 31, 2015, the Company generated revenues of $30,865 from a related and non-related party.

During the year ended December 31, 2015, the Company had general and administrative expenses of $36,659 compared to $669,355 during the year ended December 31, 2014. The majority of expenses for the year ended December 31, 2015 were for professional fees related to the regulatory filings in connection with the consummation of the Asset Purchase Agreement.

Liquidity and Capital Resources

The Company’s working capital as of December 31, 2015 and 2014 is summarized as follows:

	December 31, 2015	December 31, 2014

Current Assets	$20,709	$7,180
Current Liabilities	$470,210	$626,507
Working Capital (Deficiency)	$(449,501)	$(619,327)

The Company’s cash flow for the years ended December 31, 2015 and 2014 is summarized as follows:

	December 31, 2015	December 31, 2014

Cash (used in) operating activities	$(68)	$(254,468)
Cash provided by (used in) investing activities	$–	$179,766
Cash provided by financing activities	$–	$39,140
Net increase (decrease) in cash and cash equivalents	$(68)	$(35,562)

The Company anticipates that its cash on hand and the revenue that it anticipates generating going forward from its operations will not be sufficient to satisfy all of its cash requirements for the next twelve month period. The Company requires funds to enable it to address its minimum current and ongoing expenses as presently, the Company is not generating revenue to meet its operating and capital expenses. The Company currently does not has committed sources of additional financing and may not be able to obtain additional financing. To acquire additional financing, the Company plans to raise any such additional capital primarily through equity and debt financing, provided that such funding is available to it. The issuance of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. There is no assurance that the Company will be able to obtain further funds required for its continued operations or that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain additional financing as required on a timely basis, it will not be able to meet certain obligations as they become due and it will be forced to scale down or perhaps even cease its operations.

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

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements are contained in the pages beginning F-1, which appear at the end of this annual report.

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

The matters involving internal controls and procedures that the Company’s CEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(a)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
(b)	inadequate segregation of duties consistent with control objectives;
(c)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
(d)	ineffective controls over period end financial disclosure and reporting processes.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Goverence

The directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote. The Board of Directors appoints the executive officers, and the executive officers serve at the pleasure of the Company’s Board of Directors.

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Title	Director Since:
Joseph Spiteri	61	Chief Executive Officer, President, Secretary & Treasurer, Chairman of the Board of Directors (Principal Executive Officer)	August 23, 2013

Professional Experience: The business experience of our officers and directors is set forth below:

Joseph Spiteri is a software executive with over thirty years of experience in software architecture, engineering, research, and management. He has specialized in the areas of wireless data communications, mobile computing, and multi-tier distributed computing architectures. Mr. Spiteri leads the design, development, and implementation of mobile enterprise applications and custom OEM contract software development.

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

None of the Company’s directors or officers or, to its knowledge, any affiliates or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Corporate Governance

The Company currently have no standing audit, compensation or nominating committees or committees performing similar functions, nor has it written audit, compensation or nominating committee charters. The Board of Directors believes it unnecessary to have such committees at this time because they can adequately perform the functions of such committees.

The Company do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of the Company’s development, a specific nominating policy would be premature until the business operations develop to a more advanced level. The Company currently do not have any specific or minimum criteria for the election of nominees to the Board of Directors and it does not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with the Board of Directors may do so by directing a written request addressed to the director at the address on the cover of this report.

Code of Ethics

The Company has not yet adopted a code of ethics within the definition of Item 406 of Regulation S-K.

Currently, the Company has a single named executive officer, 3 employees, as well as a few part-time employees and additional consultants. As the Company’s business continues to grow, and the Company become more experienced as a fully-reporting public company, its Board of Directors plans to implement a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is currently not subject to Section 16(a) of the Exchange Act as the Company do not have a class of equity securities registered pursuant to section 12 of the Exchange Act.

Item 11. Executive Compensation

As a “smaller reporting company”, the Company have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, the Company is not required to provide a Compensation, Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total($)
Joseph Spiteri	2014	–	–	–
President, Chief Executive Officer and Director

No accrued compensation is due to any executive officer or director of the Company. Each executive officer and director will be entitled to reimbursement of expenses incurred while conducting Company business.

The former executive officers of our predecessor parent company, AUTT, did not receive any compensation during the current fiscal year nor was any compensation accrued.

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

Other than the foregoing, the Company have not awarded any shares of stock, options or other equity securities to its directors or executive officers since its inception. The Company have not adopted any equity incentive plan. The directors and executive officers may receive stock options at the discretion of its Board of Directors in the future.

Director Compensation

Other than equity compensation set forth above, no director received or accrued any compensation for his services as a director since our inception.

The Company have no formal plan for compensating its directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-ofpocket expenses incurred in connection with attendance at meetings of the Board of Directors.

The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of March 31, 2016, certain information known to the Company with respect to the beneficial ownership of its common stock, Series A Preferred Stock and Series B Preferred Stock by:

(i)	each of its directors,
(ii)	each of the named executive officers and current executive officers,
(iii)	all of the directors and current executive officers as a group, and
(iv)	each shareholder known by us to be the beneficial owner of more than five percent (5%) of such class of securities. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Common Stock

Name of Beneficial Owner (1)	Amount		Percent (2)
Joseph Spiteri	13,200,000	(3)	52%
- CEO, Pres. & Chairman		(4)

Ralph M. Amato	6,610,070		28%

Ralph M. Amato	5,803,260	(5)%
- Former Director

All officers and directors as a group (1 person)	13,200,000		52%

Notes

(1)	Unless otherwise noted, the address for each beneficial holder is c/o MOJO Data Solutions, Inc., Dorado Reef, 70 Calle Arrecife, Dorado, Puerto Rico 00646.

(2)	Based on 16,745,800 shares of common stock issued and outstanding as of March 31, 2016. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(3)	Includes 8,000,000 shares of Common Stock issued upon the automatic conversion of the Series A Preferred Stock on January 1, 2016 and 1,600,000 shares that are issuable upon the conversion of an $80,000 outstanding convertible note.

(4)	Excludes 7,500,000 shares of common stock issuable upon the conversion of the Series B Preferred Stock.
(5)	Held indirectly through RDA Equities, LLC (5,803,260 shares) and Prospect Financial, LLC (1,210070 shares) in which Mr. Amato has voting and dispositive control.

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

Other than as disclosed above, there has been no transaction, since the beginning of the year Current reporting period, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

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

As at the end of current reporting period, there were warrants outstanding to purchase 2,323,260 shares of our common stock at $0.50 per share.

Item 14. Principal Accounting Fees and Services

The Board of Directors has selected Malone Bailey, LLP ("Malone Bailey") as the independent registered public accounting firm to audit the books and accounts for the current fiscal year. Malone Bailey has served as our independent accountant since 2013. The aggregate fees billed, or expected to be billed, for the last two fiscal years, for professional services rendered by Malone Bailey were $ 0.

"Audit fees" are fees billed for services provided related to the audit of the Company’s annual financial statements, quarterly reviews of the interim financial statements, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods.

"Tax fees" are fees billed, or to be billed, by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning.

The Board of Directors pre-approves all services provided by the Company’s independent accountants. The Board of Directors reviewed and approved all of the above services and fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

MOJO DATA SOLUTIONS

Financial Statements

For The Years Ended

December 31, 2015 and 2014

F-1

Mojo Data Solutions, Inc.

Consolidated Balance Sheets

December 31,

	Notes	2015	2014

Assets

Assets:
Cash	4	$141	$1,612
Accounts receivable	5	15,162	162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		20,709	7,180

Property and equipment, net	8	17,002	15,502

Other assets, net		–	–

Total Assets		$37,711	$22,682

Liabilities and Stockholders’ Deficit

Liabilities:
Cash overdraft		$4,137	$4,137
Accounts payable and accrued expenses	9	405,983	57,644
Accounts payable - related party		–	327,867
Due to related parties		–	129,160
Tax payable		2,391	–
Convertible note payable - net of discount	10	57,699	107,699
Total current liabilities		470,210	626,507

Notes payable	11	179,160	–
Total Liabilities		649,370	626,507

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding		8,000	8,000
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding		15,000	15,000
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 15,755,060 shares issued and outstanding, respectively	15	15,755	15,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(725,427)	(717,594)
Total Stockholders’ Deficit		(611,658)	(603,825)

Total Liabilities and Stockholders’ Deficit		$37,711	$22,682

See accompanying notes to the consolidated financial statements

F-2

Mojo Data Solutions, Inc

Consolidated Statements of Operations

For The Year Ended December 31,

	Notes	2015	2014

Revenues	12	$30,865	$12,695
Cost of sales	13	(30,753)	–
Gross Profit		112	12,695

Operating expenses
General and administrative expenses	13	5,906	669,355

Loss from operations		(5,794)	(656,660)

Other income (expense)
Interest expense		–	(62,974)
Total other income (expense)		(5,794)	(62,974)

Net loss before provision for income taxes		(5,794)	(719,634)

Provision for income tax		–	–

Net Profit/(Loss)		$(5,794)	$(719,634)

Net loss per common share - basic and diluted		$(0.00037)	$(0.05)

Weighted average common shares outstanding -basic and diluted		15,755,060	15,312,783

See accompanying notes to the consolidated financial statements

F-3

Mojo Data Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For The Year Ended December 31, 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Stockholders’
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Deficit
Balance at January 1, 2015 (Unaudited)	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(719,633)	$(605,864)

Net loss								(5,794)	(5,794)

Balance at December 31, 2014	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(725,427)	$(611,658)

See accompanying notes to the consolidated financial statements

F-4

Mojo Data Solutions, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,794)	$(719,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	2,720
Shares issued for services	–	46,000
Warrant expense	–	45,940
Amortization of debt discount	–	57,699
Changes in operating assets and liabilities:
Accounts receivable	(15,000)	–
Prepaid expenses	–	(400)
Other receivable - related party	–	–
Other assets	–	–
Accounts payable and accrued expenses	20,726	(4,660)
Accounts payable - related party	–	317,867
Net Cash Used In Operating Activities	(68)	(254,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	8,277
Cash paid for property and equipment	–	(4,615)
Cash received from reverse merger	–	176,104
Net Cash Provided By (Used In) Investing Activities	–	179,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Repayments) on note payable	–	–
Proceeds from convertible notes payable	–	50,000
Net proceeds from (repayments to) related parties	–	(10,860)
Net Cash Provided By Financing Activities	–	39,140

Net Increase (Decrease) in Cash	(68)	(35,562)

Cash - Beginning of Period	(3,925)	37,174

Cash - End of Period	$(3,996)	$1,612

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$–	$–
Interest	$–	$–

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to stock	$–	$100,000
Accrued interest converted to stock	$–	$815
Reclassification for reverse merger	$–	$(280,204)
Extinguishment of MDS assets and liabilities not in APA	$–	$2,586,709
Exchange on asset purchase agreement from related party	$–	21,723
Reclassification of due to related parties to contributed capital	$–	$–

See accompanying notes to the consolidated financial statements

F-5

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2015

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

The head office of the Company is situated Dorado Reef, 70 Calle Arrecife, Dorado, Puerto Rico.

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

7

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

8

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	–
Oriental bank	–
First Bank	141
RBC (USD)	–
141

Accounts Receivables

Opening balance	162
Net movement during the period	15,000
15,162

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	385,257
Net movement in liabilities during the period	20,726
Closing balance	405,983

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At December 31, 2015, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Amount in $
Opening balance	179,160
Net movement in liabilities during the period	–
Closing balance	179,160

Revenue

Consulting Income	5,865
Sale of software	25,000
30,865

Operating expenses

Bank Service Charges	1,856
Filing fees	750
Payroll Expenses	10,472
Professional Fees	17,000
Rent Expense	2,800
Research and Development	3,281
Trade show and conventions	500
36,659

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

F-12

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