Form 10-Q
period 2016-03-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016

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

As of September 4, 2018, there were 38,755,060 shares outstanding of the registrant’s common stock.

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	March 31, 2016	December 31, 2015
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$17	$141
Accounts receivable	5	18,162	15,162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		23,584	20,709

Property and equipment, net	8	10,887	17,002
Intangible assets		4,615	–
Long-term investments		1,500	–
Total Assets		$40,587	$37,711

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		438,866	405,983
Tax payable		2,391	2,391
Convertible notes payable - net of discount	10	57,699	57,699
Total current liabilities		503,093	470,210

Loan payable	11	179,160	179,160
Total Liabilities		682,493	649,370

Shareholders’ Equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,755,060 shares issued and outstanding	5	38,755	38,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(755,676)	(725,427)
Total Shareholders’ Equity		(641,907)	(611,658)

Total Liabilities and Shareholders’ Equity		$40,587	$37,711

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Three Months Ended
		March 31, 2016	March 31, 2015

Revenues	12	$3,000	$15,000
Cost of sales	13	(30,950)	(1,309)
Gross Profit		(27,950)	13,691

Selling, General and administrative expenses	13	(2,298)	(1,535)

Income / (Loss) from operations		(30,248)	12,156

Other income (expense)
Interest income/ (expense)		–	–
Net Profit / (loss) before provision for income taxes		(30,248)	12,156

Provision for income tax		–	–

Net Profit / (loss)		$(30,248)	$12,156

Net loss per common share		$(0.00192)	$0.00077

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at March 31, 2016

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2016 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(725,427)	(611,658)

Profit/(loss) for the period								(30,248)	(30,248)

As at March 31, 2016 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(755,676)	(641,907)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$(30,248)	$12,156

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Unrealized exchange loss/(gain)	–	–
Changes in working capital:
Decrease /increase in accounts receivable	(3,000)	(5,000)
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	32,883	(243)
Cash flow from operating activities	(365)	6,913

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash received from reverse merger	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) borrowings	240	–
Cash flow from financing activities	240	–

Increase/(decrease) in cash and cash equivalent	(125)	6,913

Cash and cash equivalents at beginning of period	(3,996)	(3,928)

Cash and cash equivalents at end of period	$(4,121)	$2,985

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the three months ended March 31, 2016

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	–
Oriental bank	–
First Bank	17
RBC (USD)	–
17

Accounts Receivables

Opening balance	15,162
Net movement during the period	3,000
18,162

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	405,983
Net movement in liabilities during the period	32,883
Closing balance	438,866

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At March 31, 2016, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Amount in $
Opening balance	179,160
Net movement in liabilities during the period	240
Closing balance	179,400

Revenue

Consulting Income	–
Sale of software	3,000
3,000

Operating expenses

Bank Service Charges	308
Filing fees	1,990
Payroll Expenses	–
Professional Fees	30,950
Rent Expense	–
Research and Development	–
Trade show and conventions	–
33,248

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

Upon the closing of the acquisition with MDS, the business of MDS became the business of MOJO. The Head Office of the Company is situated at 39 Dorado Beach East, Dorado, Puerto Rico, 00646.

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

