Form 10-Q
period 2016-06-30
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2016

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	June 30, 2016	December 31, 2015
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$591	$141
Accounts receivable	5	15,477	15,162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		21,474	20,709

Property and equipment, net	8	10,887	17,002
Intangible assets		4.615	–
Long-term investments		1,500	–
Total Assets		$38,476	$37,711

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		444,022	405,983
Tax payable		2,391	2,391
Convertible notes payable - net of discount	10	57,699	57,699
Total current liabilities		508,249	470,210

Loan payable	11	179,539	179,160
Total Liabilities		587,788	649,370

Shareholders’ Equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,755,060 shares issued and outstanding, respectively	5	38,755	38,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,081)	(725,427)
Total Shareholders’ Equity		(649,312)	(611,658)

Total Liabilities and Shareholders’ Equity		$38,476	$37,711

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Six Months Ended
		June 30, 2016	June 30, 2015

Revenues	12	$9,000	$29,865
Cost of sales	13	(43,184)	(5,316)
Gross Profit		(34,184)	24,549

Selling, General and administrative expenses	13	(3,469)	(3,529)

Income / (Loss) from operations		(37,653)	21,020

Other income (expense)
Interest income/ (expense)		–	–
Exchange gain / (loss)		–	–
Royalty income		–	–
Net Profit / (loss) before provision for income taxes		(37,653)	21,020

Provision for income tax		–	–

Net Profit / (loss)		$(37,653)	$21,020

Net loss per common share		$(0.00239)	$0.00133

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at June 30, 2016

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2016 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(725,427)	(611,658)

Profit/(loss) for the period								(37,653)	(37,653)

As at June 30, 2016 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,081)	(649,312)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$(37,653)	$21,020

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Unrealized exchange loss/(gain)	–	–
Warrant expense	–	–
Amortization of debt discount	–	–
Changes in working capital:
Decrease /increase in accounts receivable	(315)	(19,865)
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	38,039	468
Cash flow from operating activities	130	1,622

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash received from reverse merger	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) on borrowings	320	–
Cash flow from financing activities	320	–

Increase/(decrease) in cash and cash equivalent	450	1,622

Cash and cash equivalents at beginning of period	(3,996)	(3,928)

Cash and cash equivalents at end of period	$(3,546)	$(2,306)

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the six months ended June 30, 2016

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	–
Oriental bank	–
First Bank	591
RBC (USD)	–
591

Accounts Receivables

Opening balance	15,162
Net movement during the period	315
15,477

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	405,983
Net movement in liabilities during the period	38,039
Closing balance	444,022

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At June 30, 2016, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Amount in $
Opening balance	179,160
Net movement in liabilities during the period	379
Closing balance	179,539

Revenue

Consulting Income	–
Sale of software	9,000
9,000

Operating expenses

Bank Service Charges	710
Filing fees	2,300
Payroll Expenses	2,618
Professional Fees	37,566
Rent Expense	400
Research and Development	59
Trade show and conventions	3,000
46,653

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

