Form 10-Q
period 2016-09-30
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

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

As of September 6, 2018, there were 38,755,060 shares outstanding of the registrant’s common stock.

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

(Unaudited)

	Notes	September 30, 2016	December 31, 2015

Assets
Assets:
Current Assets
Cash and cash equivalents	4	$591	$141
Accounts receivable	5	15,477	15,162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		21,474	20,709

Property and equipment, net	8	10,887	10,887
Intangible assets		4,615	4,615
Long-term investments		1,500	1,500
Total Assets		$38,476	$37,711

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		444,472	405,683
Accounts payable, related party		–	–
Due to related parties		–	–
Tax payable		2,391	2,391
Convertible notes payable - net of discount	10	57,699	57,699
Total current liabilities		508,699	470,210

Loan payable	11	179,539	179,160
Total Liabilities		688,238	649,370

Shareholders’ Equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 10,394,135 shares issued and outstanding, respectively	5	38,755	38,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,531)	(725,427)
Total Shareholders’ Equity		(649,762)	(611,658)

Total Liabilities and Shareholders’ Equity		$38,476	$37,711

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Nine Months Ended
		September 30, 2016	September 30, 2015

Revenues	12	$9,000	$29,865
Cost of sales	13	(43,634)	(26,163)
Gross Profit		(34,634)	3,702

Selling, General and administrative expenses	13	(3,469)	(4,827)

Income / (Loss) from operations		(38,103)	(1,125)

Other income (expense)
Interest income/ (expense)			–
Exchange gain / (loss)			–
Royalty income			–
Net Profit / (loss) before provision for income taxes		(38,103)	(1,125)

Provision for income tax		–	–

Net Profit / (loss)		$(38,103)	$(1,125)

Net loss per common share		$(0.00242)	$(0.00007)

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at September 30, 2016

(Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2016 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(725,427)	(611,658)

Profit/(loss) for the period								(38,103)	(38,103)

As at September 30, 2016 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$(38,103)	$(1,125)

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Shares issued for services	–	–
Warrant expense	–	–
Amortization of debt discount	–	–
Changes in operating assets and liabilities:
Accounts receivable	(315)	(15,000)
Prepaid expenses	–	–
Accounts payable and accrued expenses	38,489	17,421
Accounts payable - related party	–	–
Cash flow from operating activities	130	1,296

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash received from reverse merger	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments on note payable	320	–
Proceeds from convertible notes payable	–	–
Net proceeds from (repayments to) related parties	–	–
Cash flow from financing activities	320	–

Increase/(decrease) in cash and cash equivalent	450	1,296

Cash and cash equivalents at beginning of period	(3,996)	(3,928)

Cash and cash equivalents at end of period	$(3,546)	$(2,632)

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to stock	$–	$–
Accrued interest converted to stock	$–	$–
Reclassification for reverse merger	$–	$–
Extinguishment of MDS assets and liabilities not in APA	$–	$–
Exchange on asset purchase agreement from related party	$–	$–

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the nine months ended September 30, 2016

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)
Oriental bank	–
First Bank	591
RBC (USD)	–
5915

Accounts Receivables

Opening balance	15,162
Net movement during the period	315
15,477

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	405,983
Net movement in liabilities during the period	38,489
Closing balance	444,472

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At September 30, 2016, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Opening balance	179,160
Net movement in liabilities during the period	379
Closing balance	179,539

Revenue

Consulting Income	–
Sale of software	9,000
9,000

Operating expenses

Bank Service Charges	710
Filing fees	2,300
Payroll Expenses	2,618
Professional Fees	38,016
Rent Expense	400
Research and Development	59
Trade show and conventions	3,000
47,103

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

