Form 10-K
period 2016-12-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The principal place of business of the Company is situated at 39 Dorado Beach East, Dorado, Puerto Rico, 00646 and is provided by Joseph Spiteri, our CEO at a monthly rent of $ 2,500.

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

	High	Low
2015
First quarter ended March 31, 2015	$.30	$.30
Second quarter ended June 30, 2015	$.30	$.30
Third quarter ended September 30, 2015	$.10	$.10
Fourth quarter ended December 31, 2015	$.23	$.23

2016
First quarter ended March 31, 2016	$.25	$.25
Second quarter ended June 30, 2016	$.10	$.10
Third quarter ended September 30, 2016	$.05	$.05
Fourth quarter ended December 31, 2016	$.05	$.05

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

Consolidated Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

During the year ended December 31, 2016, the Company generated revenues of $9,000 from a related and non-related party.

During the year ended December 31, 2016, the Company had general and administrative expenses of $47,103 compared to $36,659 during the year ended December 31, 2015. The majority of expenses for the year ended December 31, 2016 were for professional fees related to the regulatory filings in connection with the consummation of the Asset Purchase Agreement.

Liquidity and Capital Resources

The Company’s working capital as of December 31, 2016 and 2015 is summarized as follows:

	December 31, 2016	December 31, 2015

Current Assets	$21,474	$20,709
Current Liabilities	$508,699	$470,210
Working Capital (Deficiency)	$(487,226)	$(449,210)

The Company’s cash flow for the years ended December 31, 2016 and 2015 is summarized as follows:

	December 31, 2016	December 31, 2015

Cash (used in) operating activities	$(68)	$(68)
Cash provided by (used in) investing activities	$–	$–
Cash provided by financing activities	$–	$–
Net increase (decrease) in cash and cash equivalents	$(68)	$(68)

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Title	Director Since:
Joseph Spiteri	62	Chief Executive Officer, President, Secretary & Treasurer, Chairman of the Board of Directors (Principal Executive Officer)	August 23, 2013

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of March 31, 2016, certain information known to the Company with respect to the beneficial ownership of its common stock, Series A Preferred Stock and Series B Preferred Stock by:

(i)	each of its directors,
(ii)	each of the named executive officers and current executive officers,
(iii)	all of the directors and current executive officers as a group, and
(iv)	each shareholder known by us to be the beneficial owner of more than five percent (5%) of such class of securities. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Common Stock

Name of Beneficial Owner (1)	Amount		Percent (2)
Joseph Spiteri	13,200,000	(3)	52%
- CEO, Pres. & Chairman		(4)

Ralph M. Amato	6,610,070		28%

Ralph M. Amato	5,803,260	(5)%
- Former Director

All officers and directors as a group (1 person)	13,200,000		52%

Notes

(1)	Unless otherwise noted, the address for each beneficial holder is c/o MOJO Data Solutions, Inc., 39 Dorado Beach East, Dorado, Puerto Rico, 00646.

(2)	Based on 16,745,800 shares of common stock issued and outstanding as of March 31, 2016. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(3)	Includes 8,000,000 shares of Common Stock issued upon the automatic conversion of the Series A Preferred Stock on January 1, 2016 and 1,600,000 shares that are issuable upon the conversion of an $80,000 outstanding convertible note.

(4)	Excludes 7,500,000 shares of common stock issuable upon the conversion of the Series B Preferred Stock.
(5)	Held indirectly through RDA Equities, LLC (5,803,260 shares) and Prospect Financial, LLC (1,210070 shares) in which Mr. Amato has voting and dispositive control.

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

MOJO DATA SOLUTIONS

Financial Statements

For The Years Ended

December 31, 2016 and 2015

F-1

Mojo Data Solutions, Inc.

Consolidated Balance Sheets

December 31,

	Notes	2016	2015

Assets

Assets:
Cash	4	$591	$141
Accounts receivable	5	15,477	15,162
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		21,474	20,709

Property and equipment, net	8	10,887	10,887
Intangible assets		4,615	4,615
Other assets, net		1,500	1,500

Total Assets		$38,476	$37,711

Liabilities and Stockholders’ Deficit

Liabilities:
Cash overdraft		$4,137	$4,137
Accounts payable and accrued expenses	9	444,472	405,983
Tax payable		2,391	2,391
Convertible note payable - net of discount	10	57,699	57,699
Total current liabilities		508,699	470,210

Notes payable	11	179,539	179,160
Total Liabilities		688,238	649,370

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding		8,000	8,000
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding		15,000	15,000
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 and 15,755,060 shares issued and outstanding, respectively	15	15,755	15,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,531)	(725,427)
Total Stockholders’ Deficit		(649,762)	(611,658)

Total Liabilities and Stockholders’ Deficit		$38,476	$37,711

See accompanying notes to the consolidated financial statements

F-2

Mojo Data Solutions, Inc

Consolidated Statements of Operations

For The Year Ended December 31,

	Notes	2016	2015

Revenues	12	$9,000	$30,865
Cost of sales	13	(43,634)	(30,753)
Gross Profit		(34,634)	112

Operating expenses
General and administrative expenses	13	3,469	5,906

Loss from operations		(38,103)	(5,794)

Other income (expense)
Interest expense		–	–
Total other income (expense)		(38,103)	(5,794)

Net loss before provision for income taxes		(38,103)	(5,794)

Provision for income tax		–	–

Net Profit/(Loss)		$(38,103)	$(5,794)

Net loss per common share - basic and diluted		$(0.00242)	$(0.00037)

Weighted average common shares outstanding -basic and diluted		15,755,060	15,755,060

See accompanying notes to the consolidated financial statements

F-3

Mojo Data Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For The Year Ended December 31, 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Stockholders’
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Deficit
Balance at January 1, 2016 (Unaudited)	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(725,727)	$(611,658)

Net loss								(38,103)	(38,103)

Balance at December 31, 2016	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(763,531)	$(649,762)

See accompanying notes to the consolidated financial statements

F-4

Mojo Data Solutions, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,794)	$(5,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–
Changes in operating assets and liabilities:
Accounts receivable	(315)	(15,000)
Prepaid expenses	–	–
Other assets	–	–
Accounts payable and accrued expenses	38,489	20,726
Net Cash Used In Operating Activities	130	(68)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash paid for property and equipment	–	–
Cash received from reverse merger	–	–
Net Cash Provided By (Used In) Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Repayments) on note payable	320	–
Proceeds from convertible notes payable	–	–
Net proceeds from (repayments to) related parties	–	–
Net Cash Provided By Financing Activities	320	–

Net Increase (Decrease) in Cash	450	(68)

Cash - Beginning of Period	(3,996)	(3,925)

Cash - End of Period	$(3,546)	$(3,996)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$–	$–
Interest	$–	$–

See accompanying notes to the consolidated financial statements

F-5

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2016

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

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At December 31, 2016, there was $57,699 outstanding on this note.

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