Form 10-Q
period 2017-03-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2017

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	March 31, 2017	December 31, 2016
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$591	$591
Accounts receivable	5	15,477	15,477
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		21,474	21,474

Property and equipment, net	8	10,887	10,887
Intangible assets		4.615	4,615
Long-term investments		1,500	1,500
Total Assets		$38,476	$38,476

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		444,472	438,866
Tax payable		2,391	2,391
Convertible notes payable - net of discount	10	57,699	57,699
Total current liabilities		508,699	503,093

Loan payable	11	179,539	179,160
Total Liabilities		688,238	682,493

Shareholders’ Equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,755,060 shares issued and outstanding	5	38,755	38,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,531)	(755,676)
Total Shareholders’ Equity		(649,762)	(641,907)

Total Liabilities and Shareholders’ Equity		$38,476	$40,587

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Three Months Ended
		March 31, 2017	March 31, 2016

Revenues	12	$–	$3,000
Cost of sales	13	–	(30,950)
Gross Profit		–	(27,950)

Selling, General and administrative expenses	13	–	(2,298)

Income / (Loss) from operations		–	(30,248)

Other income (expense)
Interest income/ (expense)		–	–
Net Profit / (loss) before provision for income taxes		–	(30,248)

Provision for income tax		–	–

Net Profit / (loss)		$–	$(30,248)

Net loss per common share		$–	$(0.00192)

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at March 31, 2017

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2017 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

Profit/(loss) for the period								–	–

As at March 31, 2017 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$–	$(30,248)

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Unrealized exchange loss/(gain)	–	–
Changes in working capital:
Decrease /increase in accounts receivable	–	(3,000)
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	–	32,883
Cash flow from operating activities	–	(365)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash received from reverse merger	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) borrowings	–	240
Cash flow from financing activities	–	240

Increase/(decrease) in cash and cash equivalent	–	(125)

Cash and cash equivalents at beginning of period	(3,546)	(3,996)

Cash and cash equivalents at end of period	$(3,546)	$(4,121)

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the three months ended March 31, 2017

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	–
Oriental bank	–
First Bank	591
RBC (USD)	–
591

Accounts Receivables

Opening balance	15,477
Net movement during the period	–
15,477

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	444,472
Net movement in liabilities during the period	–
Closing balance	444,472

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At March 31, 2017, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Amount in $
Opening balance	179,539
Net movement in liabilities during the period	–
Closing balance	179,539

Revenue

Consulting Income	–
Sale of software	–
–

Operating expenses

Bank Service Charges	–
Filing fees	–
Payroll Expenses	–
Professional Fees	–
Rent Expense	–
Research and Development	–
Trade show and conventions	–
–

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

