Form 10-Q
period 2017-06-30
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2017

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	June 30, 2017	December 31, 2016
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$591	$591
Accounts receivable	5	15,477	15,477
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		21,474	21,474

Property and equipment, net	8	10,887	10,887
Intangible assets		4.615	4,615
Long-term investments		1,500	1,500
Total Assets		$38,476	$38,476

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		444,472	438,866
Tax payable		2,391	2,391
Convertible notes payable - net of discount	10	57,699	57,699
Total current liabilities		508,699	503,093

Loan payable	11	179,539	179,160
Total Liabilities		688,238	682,493

Shareholders’ Equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,755,060 shares issued and outstanding	5	38,755	38,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,531)	(755,676)
Total Shareholders’ Equity		(649,762)	(641,907)

Total Liabilities and Shareholders’ Equity		$38,476	$40,587

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Six Months Ended
		June 30, 2017	June 30, 2016

Revenues	12	$–	$9,000
Cost of sales	13	–	(43,184)
Gross Profit		–	(34,184)

Selling, General and administrative expenses	13	–	(3,469)

Income / (Loss) from operations		–	(37,653)

Other income (expense)
Interest income/ (expense)		–	–
Net Profit / (loss) before provision for income taxes		–	(37,653)

Provision for income tax		–	–

Net Profit / (loss)		$–	$(37,653)

Net loss per common share		$–	$(0.00239)

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at June 30, 2017

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2017 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

Profit/(loss) for the period								–	–

As at June 30, 2017 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$–	$(37,653)

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Unrealized exchange loss/(gain)	–	–
Changes in working capital:
Decrease /increase in accounts receivable	–	(315)
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	–	38,039
Cash flow from operating activities	–	130

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash received from reverse merger	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) borrowings	–	320
Cash flow from financing activities	–	320

Increase/(decrease) in cash and cash equivalent	–	450

Cash and cash equivalents at beginning of period	(3,546)	(3,996)

Cash and cash equivalents at end of period	$(3,546)	$(3,546)

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the six months ended June 30, 2017

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

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At June 30, 2017, there was $57,699 outstanding on this note.

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

