Form 10-K
period 2017-12-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of September 9, 2018, there were 38,755,060 shares outstanding of the registrant’s common stock.

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

	High	Low
2017
First quarter ended March 31, 2017	$.30	$.03
Second quarter ended June 30, 2017	$.03	$.03
Third quarter ended September 30, 2017	$.01	$.01
Fourth quarter ended December 31, 2017	$.02	$.02

2016
First quarter ended March 31, 2016	$.25	$.25
Second quarter ended June 30, 2016	$.10	$.10
Third quarter ended September 30, 2016	$.05	$.05
Fourth quarter ended December 31, 2016	$.05	$.05

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

Consolidated Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

During the year ended December 31, 2017, the Company generated revenues of $00 from a related and non-related party.

During the year ended December 31, 2017, the Company had general and administrative expenses of $0 compared to $36,659 during the year ended December 31, 2017. The majority of expenses for the year ended December 31, 2016 were for professional fees related to the regulatory filings in connection with the consummation of the Asset Purchase Agreement.

Liquidity and Capital Resources

The Company’s working capital as of December 31, 2017 and 2016 is summarized as follows:

	December 31, 2017	December 31, 2016

Current Assets	$21,474	$21,474
Current Liabilities	$508,699	$508,699
Working Capital (Deficiency)	$(487,226)	$(487,226)

The Company’s cash flow for the years ended December 31, 2017 and 2016 is summarized as follows:

	December 31, 2017	December 31, 2016

Cash (used in) operating activities	$(68)	$(68)
Cash provided by (used in) investing activities	$–	$–
Cash provided by financing activities	$–	$–
Net increase (decrease) in cash and cash equivalents	$(68)	$(68)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of March 31, 2016, certain information known to the Company with respect to the beneficial ownership of its common stock, Series A Preferred Stock and Series B Preferred Stock by:

(i)	each of its directors,
(ii)	each of the named executive officers and current executive officers,
(iii)	all of the directors and current executive officers as a group, and
(iv)	each shareholder known by us to be the beneficial owner of more than five percent (5%) of such class of securities. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Common Stock

Name of Beneficial Owner (1)	Amount		Percent (2)
Joseph Spiteri	13,200,000	(3)	52%
- CEO, Pres. & Chairman		(4)

Ralph M. Amato	6,610,070		28%

Ralph M. Amato	5,803,260	(5)%
- Former Director

All officers and directors as a group (1 person)	13,200,000		52%

Notes

(1)	Unless otherwise noted, the address for each beneficial holder is c/o MOJO Data Solutions, Inc., 39 Dorado Beach East, Dorado, Puerto Rico 00646.

(2)	Based on 16,745,800 shares of common stock issued and outstanding as of March 31, 2016. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(3)	Includes 8,000,000 shares of Common Stock issued upon the automatic conversion of the Series A Preferred Stock on January 1, 2016 and 1,600,000 shares that are issuable upon the conversion of an $80,000 outstanding convertible note.

(4)	Excludes 7,500,000 shares of common stock issuable upon the conversion of the Series B Preferred Stock.
(5)	Held indirectly through RDA Equities, LLC (5,803,260 shares) and Prospect Financial, LLC (1,210,070 shares) in which Mr. Amato has voting and dispositive control.

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

MOJO DATA SOLUTIONS

Financial Statements

For The Years Ended

December 31, 2016 and 2015

Mojo Data Solutions, Inc.

Consolidated Balance Sheets

December 31,

	Notes	2017	2016

Assets

Assets:
Cash	4	$591	$591
Accounts receivable	5	15,477	15,477
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		21,474	21,474

Property and equipment, net	8	10,887	10,887
Intangible assets		4,615	4,615
Other assets, net		1,500	1,500

Total Assets		$38,476	$38,476

Liabilities and Stockholders’ Deficit

Liabilities:
Cash overdraft		$4,137	$4,137
Accounts payable and accrued expenses	9	444,472	444,472
Tax payable		2,391	2,391
Convertible note payable - net of discount	10	57,699	57,699
Total current liabilities		508,699	508,699

Notes payable	11	179,539	179,539
Total Liabilities		688,238	688,238

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding		8,000	8,000
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding		15,000	15,000
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 shares issued and outstanding	15	15,755	15,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,531)	(763,531)
Total Stockholders’ Deficit		(649,762)	(649,762)

Total Liabilities and Stockholders’ Deficit		$38,476	$38,476

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc

Consolidated Statements of Operations

For The Year Ended December 31,

	Notes	2017	2016

Revenues	12	$9,000	$9,000
Cost of sales	13	(43,634)	(43,634)
Gross Profit		(34,634)	(34,634)

Operating expenses
General and administrative expenses	13	3,469	3,469

Loss from operations		(38,103)	(38,103)

Other income (expense)
Interest expense		–	–
Total other income (expense)		(38,103)	(38,103)

Net loss before provision for income taxes		(38,103)	(38,103)

Provision for income tax		–	–

Net Profit/(Loss)		$(38,103)	$(38,103)

Net loss per common share - basic and diluted		$(0.00242)	$(0.00242)

Weighted average common shares outstanding -basic and diluted		15,755,060	15,755,060

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For The Year Ended December 31, 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance at January 1, 2017 (Unaudited)	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(763,531)	$(649,762)

Net loss								–	–

Balance at December 31, 2017 (Unaudited)	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(763,531)	$(649,762)

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$–	$(5,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–
Changes in operating assets and liabilities:
Accounts receivable	–	(315)
Prepaid expenses	–	–
Other assets	–	–
Accounts payable and accrued expenses	–	38,489
Net Cash Used In Operating Activities	–	130

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash paid for property and equipment	–	–
Cash received from reverse merger	–	–
Net Cash Provided By (Used In) Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Repayments) on note payable	–	320
Proceeds from convertible notes payable	–	–
Net proceeds from (repayments to) related parties	–	–
Net Cash Provided By Financing Activities	–	320

Net Increase (Decrease) in Cash	–	450

Cash - Beginning of Period	(3,546)	(3,996)

Cash - End of Period	$(3,546)	$(3,546)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$–	$–
Interest	$–	$–

See accompanying notes to the consolidated financial statements

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2017

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

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At December 31, 2017, there was $57,699 outstanding on this note.

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