Form 10-Q
period 2018-03-31
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	March 31, 2018	December 31, 2017
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$591	$591
Accounts receivable	5	15,477	15,477
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		21,474	21,474

Property and equipment, net	8	10,887	10,887
Intangible assets		4.615	4,615
Long-term investments		1,500	1,500
Total Assets		$38,476	$38,476

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		444,472	444,472
Tax payable		2,391	2,391
Convertible notes payable - net of discount	10	57,699	57,699
Total current liabilities		508,699	508,699

Loan payable	11	179,539	179,539
Total Liabilities		688,238	688,238

Shareholders’ Equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,755,060 shares issued and outstanding	5	38,755	38,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,531)	(763,531)
Total Shareholders’ Equity		(649,762)	(649,762)

Total Liabilities and Shareholders’ Equity		$38,476	$38,476

See accompanying notes to financial statements

3

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Three Months Ended
		March 31, 2018	March 31, 2017

Revenues	12	$–	$–
Cost of sales	13	–	–
Gross Profit		–	–

Selling, General and administrative expenses	13	–	–

Income / (Loss) from operations		–	–

Other income (expense)
Interest income/ (expense)		–	–
Net Profit / (loss) before provision for income taxes		–	–

Provision for income tax		–	–

Net Profit / (loss)		$–	$–

Net loss per common share		$–	$–

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

4

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at March 31, 2018

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2018 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

Profit/(loss) for the period								–	–

As at March 31, 2018 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

See accompanying notes to the unaudited condensed financial statements

5

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

For the Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$–	$–

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Unrealized exchange loss/(gain)	–	–
Changes in working capital:
Decrease /increase in accounts receivable	–	–
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	–	–
Cash flow from operating activities	–

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash received from reverse merger	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) borrowings	–	–
Cash flow from financing activities	–	–

Increase/(decrease) in cash and cash equivalent	–	–

Cash and cash equivalents at beginning of period	(3,546)	(3,546)

Cash and cash equivalents at end of period	$(3,546)	$(3,546)

See accompanying notes to financial statements

6

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the three months ended March 31, 2018

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

F-9

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

F-10

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

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At March 31, 2018, there was $57,699 outstanding on this note.

Notes payable	80,000
Less: unamortized discount	(22,301)
Closing balance	57,699

Loans payable

Amount in $
Opening balance	179,539
Net movement in liabilities during the period	–
Closing balance	179,539

Revenue

Consulting Income	–
Sale of software	–
–

F-11

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

