Form 10-Q
period 2018-06-30
MOJO DATA SOLUTIONS, INC.
filed 2018-09-06
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2018

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	June 30, 2018	December 31, 2017
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

See accompanying notes to financial statements

3

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Six Months Ended
		June 30, 2018	June 30, 2017

Revenues	12	$–	$–
Cost of sales	13	–	–
Gross Profit		–	–

Selling, General and administrative expenses	13	–	–

Income / (Loss) from operations		–	–

Other income (expense)
Interest income/ (expense)		–	–
Net Profit / (loss) before provision for income taxes		–	–

Provision for income tax		–	–

Net Profit / (loss)		$–	$–

Net loss per common share		$–	$–

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

4

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at June 30, 2018

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2018 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

Profit/(loss) for the period								–	–

As at June 30, 2018 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

See accompanying notes to the unaudited condensed financial statements

5

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

For the Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$–	$–

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Unrealized exchange loss/(gain)	–	–
Changes in working capital:
Decrease /increase in accounts receivable	–	–
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	–	–
Cash flow from operating activities	–

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash received from reverse merger	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) borrowings	–	–
Cash flow from financing activities	–	–

Increase/(decrease) in cash and cash equivalent	–	–

Cash and cash equivalents at beginning of period	(3,546)	(3,546)

Cash and cash equivalents at end of period	$(3,546)	$(3,546)

See accompanying notes to financial statements

6

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the six months ended June 30, 2018

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

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At June 30, 2018, there was $57,699 outstanding on this note.

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

