Form 10-Q
period 2018-09-30
MOJO DATA SOLUTIONS, INC.
filed 2019-01-16
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]*

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

MOJO DATA SOLUTIONS, INC.

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mojo Data Solutions, Inc.

Balance Sheets

	Notes	September 30, 2018	December 31, 2017
		(unaudited)
Assets
Assets:
Current Assets
Cash and cash equivalents	4	$225,591	$591
Accounts receivable	5	15,477	15,477
Inventory	6	2,961	2,961
Prepaid expenses	7	2,445	2,445
Total current assets		246,474	21,474

Property and equipment, net	8	10,887	10,887
Intangible assets		4.615	4,615
Long-term investments		1,500	1,500
Total Assets		$263,476	$38,476

Liabilities and Stockholders Equity
Current Liabilities:
Bank overdraft	9	$4,137	$4,137
Accounts payable and accrued expenses		444,472	444,472
Tax payable		2,391	2,391
Convertible notes payable - net of discount	10	57,699	57,699
Total current liabilities		508,699	508,699

Loan payable	11	179,539	179,539
Total Liabilities		688,238	688,238

Shareholders’ Equity
Series A - preferred stock ($.001 par value, 100,000,000 shares authorized)		8,000	–
Series B - preferred stock ($.001 par value, 100,000,000 shares authorized)		240,000	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,755,060 shares issued and outstanding	15	15,755	38,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(763,531)	(763,531)
Total Shareholders’ Equity		(424,762)	(649,762)

Total Liabilities and Shareholders’ Equity		$263,476	$38,476

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Profit and Loss

	Notes	For the Nine Months Ended
		September 30, 2018	September 30, 2017

Revenues	12	$–	$–
Cost of sales	13	–	–
Gross Profit		–	–

Selling, General and administrative expenses	13	–	–

Income / (Loss) from operations		–	–

Other income (expense)
Interest income/ (expense)		–	–
Net Profit / (loss) before provision for income taxes		–	–

Provision for income tax		–	–

Net Profit / (loss)		$–	$–

Net loss per common share		$–	$–

Weighted average common shares outstanding		15,755,060	15,755,060

See accompanying notes to financial statements

Mojo Data Solutions, Inc.

Statement of Shareholders’ Equity

As at September 30, 2018

(unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total
As at January 1, 2018 (Unaudited)	8,000,000	8,000	15,000,000	15,000	15,755,060	15,755	75,014	(763,531)	(649,762)

Issuance of preference shares			225,000,000	225,000

Profit/(loss) for the period								–	–

As at September 30, 2018 (Unaudited)	8,000,000	8,000	240,000,000	240,000	15,755,060	15,755	75,014	(763,531)	(649,762)

See accompanying notes to the unaudited condensed financial statements

Mojo Data Solutions, Inc.

Statement of Cash Flows

(Unaudited)

For the Nine Months Ended
	September 30, 2018	September 30, 2017

CASH FLOW FROM OPERATING ACTIVITIES:

(Loss) / profit before income tax	$–	$–

Adjustment for non cash charges and other items
Depreciation/amortization	–	–
Unrealized exchange loss/(gain)	–	–
Changes in working capital:
Decrease /increase in accounts receivable	–	–
Decrease /increase in prepaid expenses	–	–
Decrease /increase in trade and other payables	–	–
Cash flow from operating activities	–

CASH FLOW FROM INVESTING ACTIVITIES:
Additions in intangible assets	–	–
Additions in property, plant and equipment	–	–
Cash flow from investing activities	–	–

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) borrowings	–	–
Issuance of share capital	225,000	–
Cash flow from financing activities	225,000	–

Increase/(decrease) in cash and cash equivalent	225,000	–

Cash and cash equivalents at beginning of period	(3,546)	(3,546)

Cash and cash equivalents at end of period	$221,454	$(3,546)

See accompanying notes to financial statements

MOJO DATA SOLUTIONS, INC.

Notes to Financial Statements

For the nine months ended September 30, 2018

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

The head office of the Company is situated 39 Dorado Beach East, Dorado, Puerto Rico 00646.

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	225,000
Oriental bank	–
First Bank	591
RBC (USD)	–
225,591

Accounts Receivables

Opening balance	15,477
Net movement during the period	–
15,477

F-10

Inventory

Opening balance	2,961
Net movement during the period	–
2,961

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	–
Closing balance	2,445

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	444,472
Net movement in liabilities during the period	–
Closing balance	444,472

Convertible notes - net of discount

On May 16, 2014, the Company issued a $50,000 convertible note bearing interest at 5% per year with a maturity date of May 15, 2018. The note is convertible at $0.25 per share. At September 30, 2018, there was $57,699 outstanding on this note.

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

Preference Stock

The Company issued 25,000,000 Class - B preference shares during the period on which lien is marked for cars and yacht.

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

Mojo Data Solutions, Inc.

Date: January 16, 2019	By:	/s/ Daniel Sobolewski
Name: Daniel Sobolewski
Title: Interim Chief Executive Officer

