Form 10-K
period 2018-12-31
MOJO DATA SOLUTIONS, INC.
filed 2019-01-16
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [_]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X] *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

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

As of December 31, 2018, there were 38,755,060 shares outstanding of the registrant’s common stock.

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

	High	Low
2018
First quarter ended March 31, 2018	$.00	$.00
Second quarter ended June 30, 2018	$.00	$.00
Third quarter ended September 30, 2018	$.02	$.02
Fourth quarter ended December 31, 2018	$.02	$.02

2017
First quarter ended March 31, 2017	$.30	$.03
Second quarter ended June 30, 2017	$.03	$.03
Third quarter ended September 30, 2017	$.01	$.01
Fourth quarter ended December 31, 2017	$.02	$.02

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

Consolidated Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

During the year ended December 31, 2018, the Company generated revenues of $0.

During the year ended December 31, 2018, the Company had general and administrative expenses of $0 compared to $0 during the year ended December 31, 2017. The majority of expenses for the year ended December 31, 2018 were for professional fees related to the regulatory filings in connection with the consummation of the Asset Purchase Agreement.

Liquidity and Capital Resources

The Company’s working capital as of December 31, 2018 and 2017 is summarized as follows:

	December 31, 2018	December 31, 2017

Current Assets	$247,271	$21,474
Current Liabilities	$522,033	$508,699
Working Capital (Deficiency)	$(274,762)	$(487,226)

The Company’s cash flow for the years ended December 31, 2018 and 2017 is summarized as follows:

	December 31, 2018	December 31, 2017

Cash (used in) operating activities	$–	$(68)
Cash provided by (used in) investing activities	$–	$–
Cash provided by financing activities	$–	$–
Net increase (decrease) in cash and cash equivalents	$–	$(68)

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

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total($)
Daniel Sobolewski	2014	–	–	–
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

The Company have no formal plan for compensating its directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

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

MOJO DATA SOLUTIONS

Financial Statements

For The Years Ended

December 31, 2018 and 2017

Mojo Data Solutions, Inc.

Consolidated Balance Sheets

December 31,

	Notes	2018	2017

Assets

Assets:
Cash	4	$225,591	$591
Accounts receivable	5	15,941	15,477
Inventory	6	3,049	2,961
Prepaid expenses	7	2,689	2,445
Total current assets		247,271	21,474

Property and equipment, net	8	10,887	10,887
Intangible assets		4,615	4,615
Other assets, net		1,500	1,500

Total Assets		$264,274	$38,476

Liabilities and Stockholders’ Deficit

Liabilities:
Cash overdraft		$4,137	$4,137
Accounts payable and accrued expenses	9	457,806	444,472
Tax payable		2,391	2,391
Convertible note payable - net of discount	10	57,699	57,699
Total current liabilities		522,033	508,699

Notes payable	11	179,539	179,539
Total Liabilities		701,572	688,238

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 100,000,000 shares authorized;		8,000	8,000
Series B Preferred stock, $0.001 par value; 100,000,000 shares authorized;		240,000	15,000
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,755,060 shares issued and outstanding	15	15,755	15,755
Additional paid in capital		75,014	75,014
Accumulated deficit		(776,068)	(763,531)
Total Stockholders’ Deficit		(437,299)	(649,762)

Total Liabilities and Stockholders’ Deficit		$264,273	$38,476

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc

Consolidated Statements of Operations

For The Year Ended December 31,

	Notes	2018	2017

Revenues	12	$–	$9,000
Cost of sales	13	(4,321)	(43,634)
Gross Profit		(4,321)	(34,634)

Operating expenses
General and administrative expenses	13	7,537	3,469

Loss from operations		(11,858)	(38,103)

Other income (expense)
Interest expense		(679)	–
Total other income (expense)		(679)	–

Net loss before provision for income taxes		(12,537)	(38,103)

Provision for income tax		–	–

Net Profit/(Loss)		$(12,537)	$(38,103)

Net loss per common share - basic and diluted		$(0.0008)	$(0.00242)

Weighted average common shares outstanding -basic and diluted		15,755,060	15,755,060

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For The Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance at January 1, 2017 (Unaudited)	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(763,531)	$(649,762)

Net loss								–	–

Balance at December 31, 2017 (Unaudited)	8,000,000	$8,000	15,000,000	$15,000	15,755,060	$15,755	$75,014	$(763,531)	$(649,762)

Issuance of preference shares			225,000,000	225,000

Net loss								(12,537)	(12,537)

Balance at December 31, 2018 (Unaudited)	8,000,000	$8,000	240,000,000	$240,000	15,755,060	$15,755	$75,014	$(776,068)	$(437,299)

See accompanying notes to the consolidated financial statements

Mojo Data Solutions, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,537)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–
Changes in operating assets and liabilities:
Accounts receivable	(464)	–
Inventory	(89)
Prepaid expenses	(244)	–
Other assets	–	–
Accounts payable and accrued expenses	13,334	–
Net Cash Used In Operating Activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of assets	–	–
Cash paid for property and equipment	–	–
Cash received from reverse merger	–	–
Net Cash Provided By (Used In) Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	225,000	–
Proceeds from convertible notes payable	–	–
Net proceeds from (repayments to) related parties	–	–
Net Cash Provided By Financing Activities	–	–

Net Increase (Decrease) in Cash	–	–

Cash - Beginning of Period	591	(3,546)

Cash - End of Period	$225,591	$(3,546)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$–	$–
Interest	$–	$–

See accompanying notes to the consolidated financial statements

MOJO DATA SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

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

Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
RBC (CDN)	225,000
Oriental bank	–
First Bank	591
RBC (USD)	–
225,591

Accounts Receivables

Opening balance	15,477
Net movement during the period	464
15,941

Inventory

Opening balance	2,961
Net movement during the period	89
3,049

Prepaid expenses

Opening balance	2,445
Net movement in liabilities during the period	244
Closing balance	2,689

Property, plant and equipment

Furniture and equipment	13,607
Less: accumulated depreciation	(2,720)
Closing balance	10,887

Accounts payable and accrued expenses

Opening balance	444,472
Net movement in liabilities during the period	13,334
Closing balance	457,806

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