Form 10-K/A
period 2018-12-31
MOJO DATA SOLUTIONS, INC.
filed 2019-01-16
CIK 1523486

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

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

224 Datura St. #1015

West Palm Beach, FL 33401

(Address of principal executive offices) (Zip Code)

(631) 521-9700

Registrant’s telephone number, including area code

39 Dorado Beach East

Dorado, Puerto Rico 00646

(Former Address of principal executive offices) (Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory statement for amendment

This report is being filed solely to update the Company’s address

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

The Head Office of the Company is situated at 224 Datura St. #1015, West Palm Beach, FL 33401.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The principal place of business of the Company is situated at 224 Datura St. #1015, West Palm Beach, FL 33401.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of March 31, 2016, certain information known to the Company with respect to the beneficial ownership of its common stock, Series A Preferred Stock and Series B Preferred Stock by:

(i)	each of its directors,
(ii)	each of the named executive officers and current executive officers,
(iii)	all of the directors and current executive officers as a group, and
(iv)	each shareholder known by us to be the beneficial owner of more than five percent (5%) of such class of securities. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Common Stock

Name of Beneficial Owner (1)	Amount		Percent (2)
Joseph Spiteri	13,200,000	(3)	52%
- CEO, Pres. & Chairman		(4)

Ralph M. Amato	6,610,070		28%

Ralph M. Amato	5,803,260	(5)%
- Former Director

All officers and directors as a group (1 person)	13,200,000		52%

Notes

(1)	Unless otherwise noted, the address for each beneficial holder is c/o MOJO Data Solutions, Inc., 224 Datura St. #1015, West Palm Beach, FL 33401.

(2)	Based on 16,745,800 shares of common stock issued and outstanding as of March 31, 2016. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(3)	Includes 8,000,000 shares of Common Stock issued upon the automatic conversion of the Series A Preferred Stock on January 1, 2016 and 1,600,000 shares that are issuable upon the conversion of an $80,000 outstanding convertible note.

(4)	Excludes 7,500,000 shares of common stock issuable upon the conversion of the Series B Preferred Stock.
(5)	Held indirectly through RDA Equities, LLC (5,803,260 shares) and Prospect Financial, LLC (1,210,070 shares) in which Mr. Amato has voting and dispositive control.

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

The head office of the Company is situated 224 Datura St. #1015, West Palm Beach, FL 33401.

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