Form 10-K
period 2020-12-31
MOJO DATA SOLUTIONS, INC.
filed 2022-10-17
CIK 1523486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-175003

Mojo Data Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Puerto Rico	66-0808398
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

URB Dorado Reef

E21 Calle Las Palmas

Dorado, Puerto Rico 00646

(Address of principal executive offices and zip Code)

(631) 521-9700

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2020, was $0.06. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. Accordingly, effective as of June 30, 2020, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of December 31, 2020, there were 284,633,271 shares outstanding of the registrant’s common stock.

MOJO Data Solutions, Inc.

PART I

Item 1. Business

Our History

The Company was initially incorporated on July 8, 2010 in the State of Nevada under the name of Authentic Teas, Inc. (“AUTT”). Effective September 16, 2013, the Company was redomesticated in the Commonwealth of Puerto Rico by merging AUTT with and into a Puerto Rico corporation, MOJO Data Solutions, Inc., which itself was formed on August 21, 2013 solely for the purpose of the redomestication and change of name and was a subsidiary of AUTT. Unless otherwise noted, references herein to “MOJO Data Solutions,” “MOJO,” the “Company,” “we,” “us,” “our” and similar terms shall mean MOJO Data Solutions, Inc., a Puerto Rico corporation, as successor to AUTT. The Company’s website address is www.mojodigitalassets.com. The website and information contained on, or that can be accessed through the website are not part of this report. Under the redomestication, each outstanding share of AUTT common stock was automatically converted into one share of MOJO common stock. On October 11, 2013, the OTCBB symbol of the Company’s common stock was changed from AUTT to MJDS.

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

The address of our principal executive office is URB Dorado Reef, E21 Calle Las Palmas, Dorado, Puerto Rico 00646. Our telephone number is (631) 521-9700, and our website is located at www.mojodigitalassets.com.

Company Overview

The Company is undergoing a transformation from an inactive entity to reinvigorating its business efforts. Although the Company has always engaged in technology-forward business, we now seek to engage in endeavors to advance further into blockchain and “web3” strategy.

Blockchain technology is a decentralized and encrypted ledger system that is designed to offer a secure, efficient, verifiable and permanent way of storing records and other information without the need for intermediaries. Digital cryptocurrencies, specifically, can serve multiple purposes. They can be a medium of exchange, store of value, or unit of account. Examples of cryptocurrencies include: Bitcoin, Ethereum, and USDC. Many blockchain-based currencies have alternative, utility-based premises (for example, Ethereum provides the basis for smart contract engagement, although its native token can also be used as a medium of exchange), and applications of the underlying technology span across every industry. Blockchain technologies are being evaluated for a multitude of use cases due to the belief in their ability to have a significant impact in many areas of business, finance, information management and governance.

We believe cryptocurrencies can offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks.

See Company Highlights for the Company’s interest in leveraging the emerging technology.

Company Highlights

The Company’s founders have spent two years restructuring the capital structure of the company, submitting the appropriate filings and completing the audits necessary to regain compliance as a fully audited and reporting public company.

The Company is considering strategic transaction(s) with a revenue producing company specifically in the areas of bitcoin mining, cybersecurity, blockchain and/or WEB 3.0. MOJO is in the process of evaluating several opportunities in these sectors. In addition, the company is looking at utilizing its founding team’s experience in mergers & acquisitions and in particular consolidating fragmented industries. The team has significant experience investing in public and private companies across a variety of different industries.

To date, the Company has achieved the following

Sources and Availability of Resources

Everything we need to develop and improve implement our Company strategy is readily available. We are building a technological team of experts to support the transactions contemplated above and are exploring potential plans to acquire-hire, premised on procuring financing to support business modalities and growth plans.

Intellectual Property

We do not currently hold any registered patents, copyrights or trademarks. We currently own our website’s domain name www.mojodigitalassets.com.

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

Marketing and Distribution

Principal Markets

Dependence on Specific Customer or Customers

Our business is not currently dependent on specific customers, but as the Company portfolio rebuilds with customers, the loss of any one or more would have a material adverse effect on our business.

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

We expect to continue to face increased threats from companies who use blockchain technology and mining operations to deliver services similar to ours as the access to blockchain mining equipment continues to improve and costs ratably reduce for unique participants in the market. Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully. Technological innovations generally require a substantial investment before they are commercially viable. We intend, subject to financing, to continue to make substantial investments in developing a new modality to efficiently implement blockchain mining and reduce its environmental impact, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our products, services and technologies face significant competition, and any revenues generated or the timing of their deployment, which may be dependent on the actions of others, may not meet our expectations. Competition in the blockchain mining industry is affected by various factors that include, among others: evolving industry standards and business models; evolving methods of mining; change in proof-of-work and proof-of-stake applications; access to mining rigs early off of the production line where resources can be limited or constricted to certain existing players in the industry; and the ability of the management and operations to continually work with fluctuating energy prices and other resource availability to create a financially viable business mode.

We intend that mining will produce the predominant share of our revenues, if any. With the continued development of additional and alternative opportunities in the mining space and blockchain technology’s natural and rapid evolution, our businesses may face increased competition. Alternative media sources may also affect our ability to generate revenues. This competition may make it difficult for us to grow or generate revenues, which we believe will challenge us to expand the contributions of our business.

Item IA. Risk Factors

The information to be reported under this Item is not required of smaller reporting companies.

Item IB. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal executive office is located Dorado Reef, E21 Calle Las Palmas, Dorado, Puerto Rico 00646 and is provided by Joseph Spiteri, our CEO. The Company’s telephone number is (631) 521-9700. The rent is $2500/month and our website is http://www.mojodigitalassets.com/.

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

	High	Low
2019
First quarter ended March 29, 2019	$.0247	$.0247
Second quarter ended June 30, 2019	$.05	$.05
Third quarter ended September 30, 2019	$.025	$.025
Fourth quarter ended December 31, 2019	$.026	$.026

2020
First quarter ended March 31, 2020	$.25	$.25
Second quarter ended June 30, 2020	$.06	$.06
Third quarter ended September 30, 2020	$.02	$.02
Fourth quarter ended December 31, 2020	$.015	$.015

As of March 31, 2020, our transfer agent, Olde Monmouth, Inc. confirmed there were 26 holders of record owners of our common stock.

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

Consolidated Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

During the year ended December 31, 2020, the Company generated revenues of $0 from a non-related party. During the year ended December 31, 2019 the Company generated revenues of $0, from a related party.

During the year ended December 31, 2020, the Company had general and administrative expenses of $98,369 compared to $684,101 during the year ended December 31, 2019. The majority of expenses for the year ended December 31, 2020 were for professional fees related to the regulatory filings.

During the year ended December 31, 2020 and 2019, the Company had interest expense of $0.0 and $0.0, respectively.

The foregoing resulted in net loss of $98,369 during the year ended December 31, 2020 compared to a net loss of $688,517 during the year ended December 31, 2019. The Company attributes the decrease in net loss to decreased professional fees.

Liquidity and Capital Resources

The Company’s working capital as of December 31, 2020 and 2019 is summarized as follows:

	December 31, 2020	December 31, 2019

Current Assets	$0	$34,339
Current Liabilities	$(98,369)	$(684,101)
Working Capital (Deficiency)	$(98,369)	$(649,762)

The Company’s cash flow for the years ended December 31, 2020 and 2019 is summarized as follows:

	December 31, 2020	December 31, 2019

Cash (used in) operating activities	$(254,468)	$(445,169)
Cash provided by (used in) investing activities	$179,766	$(11,525)
Cash provided by financing activities	$39,140	$493,129
Net increase (decrease) in cash and cash equivalents	$(37,174)	$36,435

As of December 31, 2020, we had a working capital deficiency of $96,533 compared to a working capital deficiency of $649,762 as of December 31, 2019, an improvement of $553,229. The change is primarily attributable to the effects of the MDS Asset Purchase Agreement resulting in a decrease in debt.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our CEO/PFO is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2020 our CEO/PFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the 1992 report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our CEO/PFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls.

The matters involving internal controls and procedures that the Company’s CEO/PFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s CEO/PFO in connection with his review of our financial statements as of December 31, 2020.

Our CEO/PFO believes that the material weaknesses set forth above did not have an effect on the Company’s financial results. However, our CEO/PFO believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Title	Director Since:
Joseph Spiteri	68	Chief Executive Officer, President, Secretary & Treasurer, Chairman of the Board of Directors (Principal Executive Officer)	August 4, 2020

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

Mr. Spiteri founded InVision Software in 1995 after a long career as an electrical engineer in the defense electronics industry. In 2004, he founded Mobile Data Systems, a privately-held New York corporation where he served as President, Chief Executive Officer and board member prior to the sale of its assets to the Company.

Legal Proceedings

During the past two years, Mr. Spiteri, our sole director or executive officer has not been:

●	The subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	Convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	Subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
●	Found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.
●	Subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have not yet adopted a code of ethics within the definition of Item 406 of Regulation S-K. Currently, we have a single named executive officer and 0 employees. As our business continues to grow, and we become more experienced as a fully-reporting public company, our Board of Directors plans to implement a code of ethics.

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

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the years ended December 31, 2020 and 2019.

Summary Compensation Table

		Salary	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Joseph Spiteri	2020	0	-	-
President, Chief Executive Officer and Director(2)	2019	0	-	-

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

Equity Awards

On the dates specified below, the Company issued the following shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock” collectively with the Common Stock, the “Securities”), to the Company’s officers and directors. The securities were issued to each individual pursuant to a Stock Purchase Agreement, dated the dates specified below, between the Company and each individual in consideration for services rendered and valued at $0.001 per share. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 available to the Company pursuant to Section 4(a) (2) (formerly Section 4(2)) promulgated under the Securities Act due to the fact that the individuals were officers and directors of the Company and the issuances did not involve a public offering of securities. The Securities are deemed to be “restricted securities” and “control securities” pursuant to Rule 144 promulgated under the Securities Act, and certificates evidencing the Securities bear the customary restrictive legends.

Stockholder (1)	Securities (2)			Notes (3)
	Common Stock	Series A Preferred	Series B Preferred
Joseph Spiteri	0	47,500,000	0	Book Entry

WR Valentine, LLC	0	8,750,000	0	Book Entry

FUNJ Holdings, LLC	0	8,750,000	0	Book Entry

Bull Blockchain Law, LLP	0	5,000,000	0	Book Entry

TOTAL	0	70,000,000	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of March 31, 2020, certain information known to us with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock by (i) each of our directors, (ii) each of our named executive officers and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of such class of securities. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name of Beneficial Owner (1)	Amount	Percent (2)
Joseph Spiteri -CEO, Pres. & Chairman	47,500,000	67.5%

Notes

(1)	Unless otherwise noted, the address for each beneficial holder is c/o Mojo Digital Assets, Inc., Dorado Reef, E21 Calle Las Palmas, Dorado, Puerto Rico 00646.

(2)	Based on 284,633,271 shares of common stock issued and outstanding as of March 31, 2020. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than as disclosed above, there has been no transaction, since the beginning of the year ended December 31, 2020, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

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

As December 31, 2020, there were 0 warrants outstanding to purchase shares of our common stock.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected BFBorgers CPA PC(“BFBorgers”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2021 and 2020. BFBorgers has served as our independent accountant since 2022 as of the year of this filing. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2021 and 2020, for professional services rendered by BFBorgers were as follows:

	2020	2019
Audit fees	$0	$0
Audit-related fees	$0-
Tax fees
All other fees	-

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

MOJO DIGITAL ASSETS INC.

FINANCIAL REPORT

At December 31, 2020, and

For the Year Ended December 31, 2020

MOJO DIGITAL ASSETS INC.

F-1

DISCLAIMER REPORT

To Management and Board of Directors

Mojo Digital Assets Inc.

The accompanying financial statements of Mojo Digital Assets Inc. as of December 31, 2020, and for the year ended December 31, 2020, were not subjected to an audit, review, or compilation engagement by us and, we do not express an opinion, a conclusion, nor provide any assurance on them.

/s/ Keith K Zhen CPA
Keith K Zhen CPA

Brooklyn, New York
July 13, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mojo Digital Assets Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mojo Digital Assets Inc. as of December 31, 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

May 31, 2022

MOJO DIGITAL ASSETS INC.

BALANCE SHEETS

December 31,
2020
ASSETS
Current Assets:
Cash and cash equivalents	$-
Total Current Assets	-

Total Assets	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$-
Total Current Liabilities	-

Total Liabilities	-

Commitments and Contingencies (Note 7)	-

Shareholders’ Equity:
Series A Preferred stock, par value $0.001, 100,000,000 shares authorized; 70,000,000 shares issued and outstanding	70,000
Series B Preferred stock, par value $0.001, 100,000,000 shares authorized; 30,000,000 shares issued and outstanding	30,000
Common stock, par value $0.001, 300,000,000 shares authorized; 284,633,271 shares issued and outstanding	284,633
Additional paid-in capital	98,369
Retained Earnings (Accumulated deficit)	(483,002)
Total Shareholders’ Equity (Deficit)	-
Total Liabilities and Shareholders’ Equity (Deficit)	$-

The accompanying notes are an integral part of these financial statements.

MOJO DIGITAL ASSETS INC.

STATEMENTS OF OPERATIONS

For the Year Ended
December 31,
2020

Revenue
Sales	$-
Cost of Goods Sold	-
Gross Profit	-

Operating Expenses
Payroll	65,000
Professional fees	23,191
Transfer Agent fees	6,505
Office expenses	3,673
Total Operating Expenses	98,369

Loss from Operations	(98,369)

Lose before Provision for Income Tax	(98,369)

Provision for Income Tax	-

Net Loss	$(98,369)

Other comprehensive income (loss)	-
Total comprehensive income (loss)	$(98,369)

Basic and Fully Diluted Loss per Share	$(0.00)

Weighted average shares outstanding	284,633,271

The accompanying notes are an integral part of these financial statements.

MOJO DIGITAL ASSETS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

								Retained	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Earnings	Shareholders’
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at January 1, 2020	70,000,000	$70,000	30,000,000	$30,000	$284,633,271	$284,633	$-	$(384,633)	$-

Capital contribution	-	-	-	-	-	-	98,369	-	98,369

Net income (loss)	-	-	-	-	-	-	-	(98,369)	(98,369)

Balances at December 31, 2020	70,000,000	$70,000	30,000,000	$30,000	$284,633,271	$284,633	$98,369	$(483,002)	$-

The accompanying notes are an integral part of these financial statements.

MOJO DIGITAL ASSETS INC.

STATEMENTS OF CASH FLOWS

For the Year Ended
December 31,
2020

Cash Flows from Operating Activities

Net loss	$(98,369)
Adjustments to reconcile net loss
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	-
Net cash used by operating activities	(98,369)

Cash Flows from Investing Activities

Net cash provided (used) by investing activities	-

Cash Flows from Financing Activities

Proceeds from capital contribution	98,369
Net cash provided (used) by financing activities	98,369

Increase (decrease) in cash	-
Cash at beginning of period	-
Cash at end of period	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-
Income tax	$-

The accompanying notes are an integral part of these financial statements.

MOJO DIGITAL ASSETS INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS BACKGROUND

Mojo Digital Assets Inc. (the “Company” or “Mojo”) was founded in Nevada on July 8, 2010 as Authentic Teas, Inc. (“Authentic”). Authentic’s wholly-owned subsidiary was incorporated in the province of Ontario, Canada on July 8, 2010. On September 13, 2013, Authentic Teas, Inc., a Nevada corporation, merged with and into Mojo Data Solutions, Inc., a Puerto Rico corporation and a wholly-owned subsidiary of Authentic formed on August 21, 2013 solely for the purpose of reincorporating Authentic in Puerto Rico under the name Mojo Data Solutions, Inc., which was changed to TWL Water Technologies, Incorporated on December 30, 2019, and to Mojo Digital Assets Inc. on November 24, 2020.

The Company had been engaged in the various business since it’s incorporation. The Company was not successful and discontinued the majority of its operation by December 31, 2019. Beginning from January 2020, the Company plans on providing business services and financing to emerging growth entities.

On August 3, 2020, our CEO, Mr. Joseph Spiteri obtained the control of the Company via the Stock Purchase Agreement (the “SPA”) entered with the prior officers and directors. Mr. Spiteri purchase all the 70,000,000 shares of Series A preferred stock and was appointed as the sole director.

Note 2-	CONTROL BY PRINCIPAL OWNERS

The directors and executive officers own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger, or sale of the Company’s assets.

Note 3-	GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $98,369 for the year ended December 31, 2020. In addition, the Company had stockholders’ deficit of $Nil as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

MOJO DIGITAL ASSETS INC.

NOTES TO FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may not be insured or exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments that are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Valuation of Long-Lived assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

Related Parties

The Company adopted FASB ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

MOJO DIGITAL ASSETS INC.

NOTES TO FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets without residual value. The percentages or depreciable life applied are:

Office equipment and furniture	5 years

Fair Value of Measurements

The Company adopted FASB ASC 820 “Fair Value Measurements,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities, and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

MOJO DIGITAL ASSETS INC.

NOTES TO FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs.” The advertising costs were immaterial for the year ended December 31, 2020.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” Research and development costs were immaterial for the year ended December 31, 2020.

Comprehensive Income

FASB ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities outstanding (options and warrants) for the period ended December 31, 2020.

MOJO DIGITAL ASSETS INC.

NOTES TO FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740-10-25, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has accumulated deficit in its operation. Because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of these losses.

The Company adopted FASB ASC 740-10-30, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

MOJO DIGITAL ASSETS INC.

NOTES TO FINANCIAL STATEMENTS

Note 5-	CAPITAL STOCK

Authorized Capital

On the date of incorporation on September 21, 2013, the Company is authorized to issue 300,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of Series A preferred stock, par value $0.001 per share. Each share of Series A preferred stock shall be entitled to ten shares of common stock in vote, and be entitled to participating dividends. On October 3, 2013, the Company amended its Certificate of Incorporation to be authorized to issue 100,000,000 shares of Series B preferred stock, par value $0.001 per share. Each share of Series B preferred stock shall be entitled to one share of common stock in vote, and be entitled to participating dividends.

Capital Issued and Outstanding

As of December 31, 2020, 70,000,000 shares of Series A preferred stock, 30,000,000 shares of Series B preferred stock, and 284,633,271 shares of common stock were issued and outstanding. There were no issuance of preferred stock and common stock in the year ended December 31, 2020.

Capital Contribution

The Company’s former officers make capital contribution to finance the Company’s operation due to lack of cash resources. The capital contribution amounted to $98,369 in the year ended December 31, 2020.

Note 6-	OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the year ended December 31, 2020.

Note 7-	COMMITMENTS AND CONTINGENCIES

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Contingent Liability from Prior Operation

The Company had been engaged in the various business since it’s incorporation on September 21, 2013. The Company was not successful and discontinued the majority of its operation by December 31, 2019. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

Item 6. Exhibits.

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

17

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Data Solutions, Inc.

Date: September 17, 2022	By:	/s/ Joseph Spiteri
	Name:	Joseph Spiteri
	Title:	Chief Executive Officer

18