Form 10-K
period 2021-12-31
MOJO DATA SOLUTIONS, INC.
filed 2022-10-17
CIK 1523486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2021

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

Yes ☒ No ☐

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2021, was $0.06. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. Accordingly, effective as of June 30, 2020, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of December 31, 2021, there were 58,983,271 shares outstanding of the registrant’s common stock.

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

Company Highlights

The Company founders have spent two years restructuring the capital structure of the company, submitting the appropriate filings and completing the audits necessary to regain compliance as a fully audited and reporting public company.

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

To date, the Company has achieved the following

Sources and Availability of Resources

Everything we need to develop and improve implement our Company strategy is readily available. We are building a technological team of experts to support the transactions contemplated above and are exploring potential plans to acqui-hire, premised on procuring financing to support business modalities and growth plans.

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

	High	Low
2020
First quarter ended March 29, 2020	$.25	$.25
Second quarter ended June 30, 2020	$.06	$.06
Third quarter ended September 30, 2020	$.02	$.02
Fourth quarter ended December 31, 2020	$.015	$.015

2021
First quarter ended March 31, 2021	$.04	$.04
Second quarter ended June 30, 2021	$.06	$.06
Third quarter ended September 30, 2021	$.089	$.089
Fourth quarter ended December 31, 2021	$.041	$.041

As of March 31, 2021, our transfer agent, Olde Monmouth, Inc. confirmed there  were 26 holders of record owners of our common stock.

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

Consolidated Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

During the year ended December 31, 2021, the Company generated revenues of $0 from a non-related party. During the year ended December 31, 2020 the Company generated revenues of $0, from a related party.

During the year ended December 31, 2020, the Company had general and administrative expenses of $98,369 compared to $13.313 during the year ended December 31, 2021. The majority of expenses for the year ended December 31, 2021 were for professional fees related to the regulatory filings.

During the year ended December 31, 2021 and 2020, the Company had interest expense of $0.0 and $0.0, respectively.

The foregoing resulted in net loss of $13,313 during the year ended December 31, 2021 compared to a net loss of $98,369 during the year ended December 31, 2020. The Company attributes the decrease in net loss to decreased professional fees.

Liquidity and Capital Resources

The Company’s working capital as of December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021	December 31, 2020

Current Assets	$0	$0
Current Liabilities	$(13,313)	$(98,369)
Working Capital (Deficiency)	$(13,313)	$(98,369)

The Company’s cash flow for the years ended December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021	December 31, 2020

Cash (used in) operating activities	$3,649	$(254,468)
Cash provided by (used in) investing activities	$20,000	$179,766
Cash provided by financing activities	$0	$39,140
Net increase (decrease) in cash and cash equivalents	$23,648	$(37,174)

As of December 31, 2021, we had working capital of $23,648 compared to a working capital deficiency of $37,174 as of December 31, 2020, an improvement of $60,822. The change is primarily attributable to the effects of the new management and convertible notes from founder, resulting in a decrease in debt.

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

None.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

During the past two years, Mr. Spiteri, our sole director and executive officer has not been:

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

Executive Compensation

The following table sets forth information concerning the compensation of our principal executive officer for the years ended December 31, 2021 and 2020.

Summary Compensation Table

		Salary	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Joseph Spiteri	2020	0	-	-
President, Chief Executive Officer and Director (2)	2021	0	-	-

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

Capital Stock

On the date of incorporation on September 21, 2013, the Company was authorized to issue 300,000,000 shares of common stock, par value $0.001 per share and 70,000,000 shares of Series A preferred stock, par value $0.001 per share. On October 3, 2013, the Company amended its Certificate of Incorporation to be authorized to issue 30,000,000 shares of Series B preferred stock, par value $0.001 per share.

As of November 12, 2020, each share of Series A preferred stock is entitled to 10:1 voting rights, and each share of Series A Preferred converts into 3 shares of Common Stock. Each share of Series B preferred stock was entitled to one share of common stock in vote and be entitled to participating dividends.

The Company’s former officers make capital contribution to finance the Company’s operation due to lack of cash resources. The capital contribution amounted to $98,369 in the year ended December 31, 2020. On November16, 2021, the Company canceled 225,650,000 shares of common stock for no consideration.

Capital Issued and Outstanding

As of December 31, 2021 and 2020, 70,000,000 shares of Series A preferred stock, 30,000,0000 shares of Series B preferred stock were issued and outstanding. The Company had 58,983,271 and 284,633,271 shares of common stock were issued and outstanding as of December 31, 2021 and 2020, respectively.

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

Stockholder (1)	Securities (2)			Notes (3)
	Common Stock	Series A Preferred	Series B Preferred
Joseph Spiteri	0	47,500,000	0	Book Entry

WR Valentine, LLC	0	8,750,000	0	Book Entry

FUNJ Holdings, LLC	0	8,750,000	0	Book Entry

Bull Blockchain Law, LLP (4)	0	(5,000,000)	0	Book Entry

TOTAL	0	65,000,000	0

(4) Shares granted to Bull Blockchain Law, LLP in 2020 were repurchased and will be redistributed to new advisors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of December 31, 2021, certain information known to us with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock by (i) each of our directors, (ii) each of our named executive officers and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of such class of securities. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name of Beneficial Owner (1)	Amount	Percent (2)
Joseph Spiteri -CEO, Pres. & Chairman	47,500,000	67.5%

Notes

(1)	Unless otherwise noted, the address for each beneficial holder is c/o Mojo Digital Assets, Inc., Dorado Reef, E21 Calle Las Palmas, Dorado, Puerto Rico 00646.

(2)	Based on 58,983,271 shares of common stock issued and outstanding as of August 6, 2021. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than as disclosed above, there has been no transaction, since the beginning of the year ended December 31, 2021, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

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

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected BFBorgers CPA PC (“BFBorgers”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2021 and 2020. BFBorgers has served as our independent accountant since 2022 as of the year of this filing. The aggregate fees billed, or expected to be billed, for the last two fiscal years ended December 31, 2021 and 2020, for professional services rendered by BFBorgers were as follows:

	2021	2020
Audit fees	$0	$0
Audit-related fees	$3000	-
Tax fees
All other fees	$5500	-

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

MOJO DIGITAL ASSETS INC.

FINANCIAL REPORT

At December 31, 2021 and 2020, and

For the Years Ended December 31, 2021 and 2020

MOJO DIGITAL ASSETS INC.

F-1

DISCLAIMER REPORT

To Management and Board of Directors

Mojo Digital Assets Inc.

The accompanying financial statements of Mojo Digital Assets Inc. as of December 31, 2021 and 2020, and for each of the years in the two-year period ended December 31, 2021, were not subjected to an audit, review, or compilation engagement by us and, we do not express an opinion, a conclusion, nor provide any assurance on them.

/s/Keith K Zhen CPA

Keith K Zhen CPA

Brooklyn, New York

February 7, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mojo Digital Assets Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mojo Digital Assets Inc. as of December 31, 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

May 31, 2022

MOJO DIGITAL ASSETS INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$3,649	$-
Total Current Assets	3,649	-

Total Assets	$3,649	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Loan from a related party (Note 7)	$20,000	$-
Total Current Liabilities	20,000	-

Total Liabilities	20,000	-

Commitments and Contingencies (Note 8)	-	-

Shareholders’ Equity:
Series A Preferred stock, par value $0.001, 70,000,000 shares authorized; 70,000,000 shares issued and outstanding	70,000	70,000
Series B Preferred stock, par value $0.001, 30,000,000 shares authorized; 30,000,000 shares issued and outstanding	30,000	30,000
Common stock, par value $0.001, 300,000,000 shares authorized; 58,983,271 and 284,633,271 shares issued and outstanding as of December 31, 2021 and 2020, respectively	58,983	284,633
Additional paid-in capital	324,019	98,369
Retained Earnings (Accumulated deficit)	(499,353)	(483,002)
Total Shareholders’ Equity (Deficit)	(16,351)	-
Total Liabilities and Shareholders’ Equity (Deficit)	$3,649	$-

The accompanying notes are an integral part of these financial statements.

MOJO DIGITAL ASSETS INC.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020

Revenue
Sales	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Payroll	-	65,000
Professional fees	10,853	23,191
Office expenses	5,498	10,178
Total Operating Expenses	16,351	98,369

Loss from Operations	(16,351)	(98,369)

Lose before Provision for Income Tax	(16,351)	(98,369)

Provision for Income Tax	-	-

Net Loss	$(16,351)	$(98,369)

Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	$(16,351)	$(98,369)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)

Weighted average shares outstanding	256,427,021	284,633,271

The accompanying notes are an integral part of these financial statements.

MOJO DIGITAL ASSETS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Retained Earnings	Total Shareholders’
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at
January 1, 2020	70,000,000	$70,000	30,000,000	$30,000	$284,633,271	$284,633	$-	$(384,633)	$-

Capital contribution	-	-	-	-	-	-	98,369	-	98,369

Net income (loss)	-	-	-	-	-	-	-	(98,369)	(98,369)

Balances at
December 31, 2020	70,000,000	$70,000	30,000,000	$30,000	$284,633,271	$284,633	$98,369	$(483,002)	$-

Cancelation of common stocks	-	-	-	-	(225,650,000)	(225,650)	225,650	-	-

Net income (loss)	-	-	-	-	-	-	-	(16,351)	(16,351)

Balances at
December 31, 2021	70,000,000	$70,000	30,000,000	$30,000	$58,983,271	$58,983	$324,019	$(499,353)	$(16,351)

The accompanying notes are an integral part of these financial statements.

MOJO DIGITAL ASSETS INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020

Cash Flows from Operating Activities

Net loss	$(16,351)	$(98,369)
Adjustments to reconcile net loss
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	-	-
Net cash used by operating activities	(16,351)	(98,369)

Cash Flows from Investing Activities

Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities
Loan from a related party	20,000
Proceeds from capital contribution	-	98,369
Net cash provided (used) by financing activities	20,000	98,369

Increase (decrease) in cash	3,649	-
Cash at beginning of period	-	-
Cash at end of period	$3,649	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

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

Note 3- GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $16,351 and $98,369 for the year ended December 31, 2021 and 2020, respectively. In addition, the Company had stockholders’ deficit of $16,351 as of December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities outstanding (options and warrants) for the two-year period ended December 31, 2021.

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

Note 5- LOAN FROM A RELATED PARTY

The Company did not generate revenue from its planed operation. The CEO of the Company, Mr. Joseph Spiteri funded the Company’s operations. In the year ended December 31, 2021, Mr. Spiteri made loans of $20,000 to the Company. As of December 31, 2021, the balance due to the related party was $20,000. These loans from the related party are unsecured, non-interest bearing and payable on demand. There are no written agreements for these loans.

MOJO DIGITAL ASSETS INC.

NOTES TO FINANCIAL STATEMENTS

Note 6- CAPITAL STOCK

Authorized Capital

On the date of incorporation on September 21, 2013, the Company is authorized to issue 300,000,000 shares of common stock, par value $0.001 per share, and 70,000,000 shares of Series A preferred stock, par value $0.001 per share. Each share of Series A preferred stock shall be entitled to ten shares of common stock in vote, and be entitled to participating dividends. On October 3, 2013, the Company amended its Certificate of Incorporation to be authorized to issue 30,000,000 shares of Series B preferred stock, par value $0.001 per share. Each share of Series B preferred stock shall be entitled to one share of common stock in vote, and be entitled to participating dividends.

Capital stocks

The Company’s former officers make capital contribution to finance the Company’s operation due to lack of cash resources. The capital contribution amounted to $98,369 in the year ended December 31, 2020. On November 16, 2021, the Company canceled 225,650,000 shares of common stock for no consideration.

Capital Issued and Outstanding

As of December 31, 2021 and 2020, 70,000,000 shares of Series A preferred stock, 30,000,000 shares of Series B preferred stock were issued and outstanding. The Company had 58,983,271 and 284,633,271 shares of common stock were issued and outstanding as of December 31, 2021 and 2020, respectively.

Note 7- OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the year ended December 31, 2021 and 2020.

Note 8- COMMITMENTS AND CONTINGENCIES

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

Mojo Data Solutions, Inc.

Date: October 17, 2022	By:	/s/ Joseph Spiteri
	Name:	Joseph Spiteri
	Title:	Chief Executive Officer